Form 10-Q
period 1996-03-31
TODHUNTER INTERNATIONAL INC
filed 1996-05-14
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1996                 Commission File No. 0-20624
                      --------------                                     -------

                          TODHUNTER INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                             59-1284057
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                  IRS employer identification No.
incorporation or organization)

222 Lakeview Avenue,         Suite 1500,     West Palm Beach, FL           33401
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:  (407) 655-8977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

Yes   X        No
    -----         -----
The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 7, 1996 was 4,916,964.

                          TODHUNTER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996


PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets -
               March 31, 1996 and September 30, 1995

               Consolidated Statements of Income -
               Six and Three Months Ended March 31, 1996 and 1995


               Consolidated Statements of Cash Flows -
               Six Months Ended March 31, 1996 and 1995


               Notes to Consolidated Financial Statements


Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations



PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                           *

Item 2         Changes in Securities                                       *

Item 3         Defaults Upon Senior Securities                             *

Item 4         Submission of Matters to a Vote of Security
               Holders


Item 5         Other Information                                           *

Item 6         Exhibits and Reports on Form 8-K
               Signatures



*    Item is omitted because answer is negative or item is inapplicable.

                        TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS





                                                     March 31,               September 30,
               ASSETS                                  1996                      1995
                                                  ---------------          ---------------
                                                    (Unaudited)                    *
CURRENT ASSETS
    Cash and cash equivalents                     $     2,243,674          $     2,000,581
    Certificates of deposit                             4,830,254                4,584,434
    Trade receivables                                  13,294,379               10,249,034
    Other receivables                                   1,709,982                1,414,295
    Inventories                                        19,621,739               17,364,574
    Notes receivable, current maturities                1,496,621                1,499,885
    Deferred income taxes                               2,652,000                3,343,000
    Other current assets                                1,082,643                2,319,990
    Assets of discontinued operations                     685,734                6,000,904
                                                  ---------------          ---------------
       Total current assets                            47,617,026               48,776,697
                                                  ---------------          ---------------

INVESTMENTS AND LONG-TERM RECEIVABLES
    Investment in affiliated companies                      5,920                   14,650
    Notes receivable, less current maturities           8,463,634                9,293,102
    Other                                                  75,673                   75,673
                                                  ---------------          ---------------
                                                        8,545,227                9,383,425
                                                  ---------------          ---------------

PROPERTY AND EQUIPMENT                                 65,435,333               63,184,284
    Less accumulated depreciation                      22,945,521               21,338,658
                                                  ---------------          ---------------
                                                       42,489,812               41,845,626
                                                  ---------------          ---------------

PROPERTY HELD FOR LEASE                                 2,269,833                2,246,058
    Less accumulated depreciation                         817,479                  766,206
                                                  ---------------          ---------------
                                                        1,452,354                1,479,852
                                                  ---------------          ---------------

GOODWILL, less accumulated amortization                   471,286                  487,658
                                                  ---------------          ---------------
OTHER ASSETS                                            1,749,936                1,813,363
                                                  ---------------          ---------------
                                                  $   102,325,641          $   103,786,621
                                                  ---------------          ---------------
                                                  ---------------          ---------------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                     March 31,               September 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1996                      1995
                                                  ---------------          ---------------
                                                    (Unaudited)                    *
CURRENT LIABILITIES
    Current maturities of long-term debt          $     2,167,965          $     2,263,559
    Accounts payable                                    6,325,377                4,654,813
    Accrued interest expense                            1,353,905                1,281,736
    Other accrued expenses                              2,130,053                2,200,589
    Liabilities of discontinued operations                494,870                2,940,784
                                                  ---------------          ---------------
       Total current liabilities                       12,472,170               13,341,481


NOTE PAYABLE, BANK                                              0               10,000,000

LONG-TERM DEBT, less current maturities                54,414,730               47,759,020

DEFERRED INCOME TAXES                                   4,827,000                4,915,000

OTHER LIABILITIES                                         456,264                  488,823
                                                  ---------------          ---------------
                                                       72,170,164               76,504,324
                                                  ---------------          ---------------

MINORITY INTEREST                                         417,784                  417,784
                                                  ---------------          ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
     authorized 2,500,000 shares,
     no shares issued                                           0                        0
   Common stock, par value $.01 per share;
     authorized 10,000,000 shares                          49,170                   49,170
   Additional paid-in capital                          11,749,604               11,749,604
   Retained earnings                                   17,938,919               15,065,739
                                                  ---------------          ---------------
                                                       29,737,693               26,864,513
                                                  ---------------          ---------------
                                                   $  102,325,641           $  103,786,621
                                                  ---------------          ---------------
                                                  ---------------          ---------------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Six Months Ended                      Three Months Ended
                                                              March 31,                              March 31,
                                                    -------------------------------       -------------------------------
                                                        1996               1995               1996               1995
                                                    ------------       ------------       ------------       ------------
Sales                                              $  60,400,910      $  57,761,546      $  30,195,533      $  26,600,743
   Less excise taxes                                  21,735,036         26,010,371         10,556,787         11,535,866
                                                    ------------       ------------       ------------       ------------
     Net sales                                        38,665,874         31,751,175         19,638,746         15,064,877

Cost of goods sold                                    27,990,127         22,802,636         14,051,782         10,600,790
                                                    ------------       ------------       ------------       ------------
     Gross profit                                     10,675,747          8,948,539          5,586,964          4,464,087

Selling, general and administrative
  expenses                                             5,821,999          4,916,384          3,141,510          2,542,287
                                                    ------------       ------------       ------------       ------------
     Operating income                                  4,853,748          4,032,155          2,445,454          1,921,800
                                                    ------------       ------------       ------------       ------------
Other income (expense):
   Interest income                                       518,992            380,786            255,249            198,888
   Interest expense                                   (2,258,807)        (1,895,164)        (1,059,040)          (965,435)
   Other, net                                            433,848            294,075            209,533            183,080
                                                    ------------       ------------       ------------       ------------
                                                      (1,305,967)        (1,220,303)          (594,258)          (583,467)
                                                    ------------       ------------       ------------       ------------
Income from continuing operations
  before income taxes                                  3,547,781          2,811,852          1,851,196          1,338,333
                                                    ------------       ------------       ------------       ------------

Income tax expense:
   Current                                                71,600            445,214             38,600             29,984
   Deferred                                              603,000            179,000            430,000            183,000
                                                    ------------       ------------       ------------       ------------
                                                         674,600            624,214            468,600            212,984
                                                    ------------       ------------       ------------       ------------
Income from continuing operations                      2,873,181          2,187,638          1,382,596          1,125,349

Income (loss) from discontinued operations,
  net of income taxes                                          0            207,650                  0           (230,365)
                                                    ------------       ------------       ------------       ------------

   Net income                                      $   2,873,181      $   2,395,288      $   1,382,596      $     894,984
                                                    ------------       ------------       ------------       ------------
                                                    ------------       ------------       ------------       ------------

Earnings per common share:
   Primary:
     Income from continuing operations             $        0.58      $        0.44      $        0.28      $        0.23
     Income (loss) from discontinued operations             0.00               0.04               0.00              (0.05)
                                                    ------------       ------------       ------------       ------------
     Net income                                    $        0.58      $        0.48      $        0.28      $        0.18
                                                    ------------       ------------       ------------       ------------
                                                    ------------       ------------       ------------       ------------
   Fully diluted:
     Income from continuing operations             $        0.58      $        0.44      $        0.28      $        0.23
     Income (loss) from discontinued operations             0.00               0.04               0.00              (0.05)
                                                    ------------       ------------       ------------       ------------
     Net income                                    $        0.58      $        0.48      $        0.28      $        0.18
                                                    ------------       ------------       ------------       ------------
                                                    ------------       ------------       ------------       ------------

Common shares and equivalents outstanding:
  Primary                                              4,944,368          5,011,347          4,947,495          5,007,977
                                                    ------------       ------------       ------------       ------------
                                                    ------------       ------------       ------------       ------------
  Fully diluted                                        4,947,402          5,011,347          4,947,495          5,007,977
                                                    ------------       ------------       ------------       ------------
                                                    ------------       ------------       ------------       ------------

See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                   1996               1995
                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   2,873,181      $   2,395,288
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                                 1,827,492          1,724,473
     Amortization                                                   100,054            482,387
     (Gain) on investment transactions                               (3,406)                 0
     (Gain) on sale of property and equipment                       (48,876)            (8,600)
     Equity in earnings of affiliates                                 8,730              8,366
     Deferred income taxes                                          603,000            179,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Receivables                                             (3,341,032)        (4,698,826)
         Inventories                                             (2,257,165)        (6,188,011)
         Other current assets                                     1,237,347          1,278,852
       Increase (decrease) in:
         Accounts payable                                         1,670,564          1,673,012
         Accrued interest expense                                    72,169                  0
         Accrued expenses                                           (70,536)           350,970
         Other liabilities                                          (32,559)          (116,458)
       Discontinued operations                                    2,662,200                  0
                                                               ------------       ------------

     Net cash provided by (used in)
       operating activities                                       5,301,163         (2,919,547)
                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and
     equipment                                                       96,786              8,600
   Proceeds from sale of marketable
     securities                                                       3,406                  0
   Principal payments received on notes
     receivable                                                     832,732            310,965
   Purchase of property and equipment                            (2,285,035)        (3,364,225)
   Purchase of certificates of deposit                           (4,530,948)                 0
   Redemption of certificates of deposit                          4,285,128                  0
   (Increase) decrease in other assets                                1,112              9,535
                                                               ------------       ------------
     Net cash (used in)
       investing activities                                   $  (1,596,819)     $  (3,035,125)
                                                               ------------       ------------
                           (Continued)

                           TODHUNTER INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                   1996               1995
                                                              -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of
     credit arrangements                                      $  (2,009,854)     $   8,560,204
   Proceeds from issuance of common stock                                 0            208,500
   Principal payments on long-term borrowings                    (1,430,030)        (1,158,517)
   Disbursements for loan closing costs                             (21,367)          (458,382)
                                                               ------------       ------------
     Net cash provided by (used in)
       financing activities                                      (3,461,251)         7,151,805
                                                               ------------       ------------
     Net increase in cash and
       cash equivalents                                             243,093          1,197,133
Cash and cash equivalents:
   Beginning                                                      2,000,581          6,945,962
                                                               ------------       ------------
   Ending                                                     $   2,243,674      $   8,143,095
                                                               ------------       ------------
                                                               ------------       ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                 $   2,186,638      $   1,262,012
                                                               ------------       ------------
                                                               ------------       ------------
     Income taxes                                             $      60,000      $     900,000
                                                               ------------       ------------
                                                               ------------       ------------

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
     Transfer of equipment from
       discontinued operations                                $     207,056      $           0
                                                               ------------       ------------
                                                               ------------       ------------

     Refinancing of long-term debt:
       Repayment of outstanding debt                          $           0      $  35,845,238
       Payment of interest on borrowings                                  0            170,586
       Payment of loan closing costs                                      0             23,528
                                                               ------------       ------------
                                                              $           0      $  36,039,352
                                                               ------------       ------------
                                                               ------------       ------------

See Notes to Consolidated Financial Statements.

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.   Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.



Note 2.   Inventories


     The major components of inventories are:


                                     March 31, 1996     September 30, 1995
                                     --------------     ------------------
                                       (Unaudited)


Finished goods                         $11,871,359          $9,579,693
Work in process                          1,963,783             915,807
Raw materials and supplies               5,786,597           6,869,074
                                       -----------          ----------

                                       $19,621,739         $17,364,574
                                       -----------          ----------
                                       -----------          ----------

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 3.   Long-Term Debt

Long-term debt consists of the following as of March 31, 1996:

     Senior notes, interest payable semiannually at 8.905%,
     principal payments of $6,800,000 on October 30, 1999,
     $7,933,333 on October 30, 2000 and 2001,
     $4,533,334 on October 30, 2002 and $3,400,000 on
     October 30, 2003 and 2004, unsecured. (1)                      $34,000,000

     Revolving credit note of $20,000,000, interest payable
     monthly at the prime rate for domestic loans and at 150
     basis points above the LIBOR rate for Eurodollar loans,
     principal is due in full November 1, 1997.  The maximum
     amount which can be drawn on the revolving note is based
     on the borrowing base as specified in the agreement,
     unsecured.                                                      11,739,048

     Bank note payable, interest payable monthly at the prime
     rate for domestic loans and at 250 basis points above
     the LIBOR rate for Eurodollar loans, quarterly principal
     payments of $250,000, collateralized by real property,
     equipment, machinery and trade receivables in the Virgin
     Islands. (2)                                                     7,250,000

     Note payable, interest at 6%,  monthly principal payments of
     $80,739, unsecured.                                              3,310,313

     Note payable, interest at the prime rate, monthly principal
     payments of $16,667                                                283,334
                                                                    -----------
                                                                     56,582,695
Less current maturities                                               2,167,965
                                                                    -----------
                                                                    $54,414,730
                                                                    -----------
                                                                    -----------

(1) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month London Interbank Offered Rate (LIBOR). The bank's rate is 8.905%.

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 3.   Long-Term Debt - continued

(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2003, interest payment streams calculated on a principal balance starting at $7,500,000 and reducing starting April 1, 1996. The Company's rate is fixed at 8.46%.

     The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation.


Note 4.   Earnings Per Common Share

     Primary earnings per common share are calculated by dividing net income by the average common stock outstanding and common stock equivalents assuming the exercise of stock options at an average market price. On a fully diluted basis, shares outstanding are adjusted to assume the exercise of stock options at the ending market price.


                                  Six Months Ended  March 31,   Three Months Ended March 31,
                                      1996           1995           1996            1995
                                      ----           ----           ----            ----
Net income                        $2,873,181      $2,395,288     $1,382,596      $ 894,984
                                  ----------      ----------     ----------      ---------
                                  ----------      ----------     ----------      ---------

Determination of shares:
 Weighted average number of
  common shares outstanding        4,944,368       5,011,347      4,947,495      5,007,977

 Shares issuable on exercise
  of stock options,
  net of shares assumed to be
  purchased out of proceeds at
  ending market price                  3,034            *              *              *
                                   -------------------------------------------------------
 Average common shares out-
  standing for fully diluted
  computation                      4,947,402       5,011,347      4,947,495      5,007,977
                                   ---------       ---------      ---------      ---------
                                   ---------       ---------      ---------      ---------

Earnings per common share
 Primary                          $  0.58         $  0.48        $ 0.29          $ 0.18
 Fully diluted                    $  0.58         $  0.48        $ 0.29          $ 0.18


*  Shares not included in computation since effect is anti-dilutive.

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Discontinued Operations

     During July 1995, the Company decided to discontinue the operations of Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995.

Revenues and interest expense allocated to the discontinued operations were as follows:

                               Six Months Ended  March 31,           Three Months Ended March 31,
                                   1996          1995                    1996           1995
                                   ----          ----                    ----           ----
Revenues                      $       --       $12,147,197              $   --       $4,225,034
Interest Expense              $       --       $   510,526              $   --       $  299,074

Interest expense was allocated based on financed inventory and receivable balances.

     As of March 31, 1996, the assets and liabilities of the discontinued operations consisted of the following:

Assets
   Cash and cash equivalents                                       $    97,324
   Receivables                                                       1,153,813
   Inventories                                                         989,988
   Other current assets                                                  4,107
   Less adjustment for write-down of accounts
     receivable and inventories to estimated net
     realized value                                                $(1,559,498)
                                                                   -----------
                                                                   $   685,734
                                                                   -----------
                                                                   -----------

Liabilities
   Accounts payable                                                $   103,363
   Anticipated future expenses to disposal date                        391,507
                                                                   -----------
                                                                   $   494,870
                                                                   -----------
                                                                   -----------

     The foregoing assets and liabilities have been classified as current as of March 31, 1996 since the discontinuance is expected to be completed during 1996.

                         TODHUNTER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's primary businesses are production of citrus and cane-based alcoholic beverage ingredients for other manufacturers; contract bottling of coolers, prepared cocktails and other beverages; and production and bottling of
popular price spirits for distribution in the Southeast.   The Company also
produces vinegar, cooking wine and certain other alcohol related products. Beverage ingredients produced by the Company include fortified citrus wine, citrus brandy, citrus and cane spirits and rum. The Company also buys grain alcohol in bulk which it resells as bulk or packaged grain alcohol. Popular price spirits produced by the Company are distributed under the Company's proprietary labels and those of major retailers of liquor in the Southeast, and include rum, vodka, gin, cordials, brandies and whiskies. The Company's contract bottling operations consist primarily of bottling coolers, prepared cocktails and other nonalcoholic beverages.

     In February 1994, the Company acquired Virgin Islands Rum Industries, Ltd. ("Viril") located in St. Croix, United States Virgin Islands. Viril is a producer of rum sold throughout the Virgin Islands and in the United States under its proprietary Cruzan label. In addition, Viril is a significant supplier of bulk rum to other bottlers and distillers in the United States. Prior to its acquisition by the Company, Viril was a significant competitor of the Company in the domestic rum market. During fiscal 1995, the Company expanded the production capacity of the Virgin Islands facility by 40% and has shifted a portion of its rum production offshore in order to capitalize on the lower raw material costs available in the Virgin Islands.

     In December 1993, the Company acquired the Yellowstone Distillery property located in Louisville, Kentucky. During fiscal 1994, the Company expanded the wine production capacity of the Kentucky facility and has shifted a significant portion of its wine production from Florida to Kentucky in order to save on freight costs. Some of the freight costs saved are passed on to the Company's customers. Management's decision to expand geographically by acquiring the Kentucky facility continues to result in increased wine sales.

     Demand for citrus brandy used in flavored brandies continues to decline. Management expects this trend to continue in the future. Citrus spirits used in the production of wine has increased and management expects this trend to continue in the future.

     The Company's popular price products experienced a decrease in profit margins due to increased costs of raw materials which the Company elected to absorb in order to maintain market share. The Company's popular price spirits category now contains certain brands retained upon the discontinuance of Blair during the quarter ended September 30, 1995. These brands, which include the Company's own Cruzan Rum trademark, are being marketed by the Company on a national basis.

     In the contract bottling operations, one of the Company's largest bottling customers continues to reduce its volume of bottling services in accordance with its plan to transfer a part of its production to its own facility. The under utilization of the Company's bottling facilities continues to impact this division's profitability. Management is actively seeking to utilize its remaining capacity by bottling additional types of alcoholic and non-alcoholic beverages.

                          TODHUNTER INTERNATIONAL, INC.


     During fiscal 1995, the Company completed the construction of a vinegar production facility in Louisville, Kentucky. This state-of-the-art facility has more than doubled the Company's previous vinegar production capacity. Shipments from the new Kentucky facility commenced in August 1995.

     During the quarter ended September 30, 1995, the Company discontinued the operations of Blair Importers, Ltd. ("Blair"), sold substantially all of its assets, terminated its employees, closed its facilities and is liquidating its remaining assets. The Company acquired Blair in August 1994. At that time, management believed that Blair would enhance the Company's national sales capabilities and provide an entry to the imported wine and spirits segment of the alcohol beverage market. However, since January 1995, Blair had incurred substantial operating losses. In 1995, the losses from Blair amounted to $10,740,124 (net of tax benefit of $935,883), including operating losses during the phase out period of $1,871,173. These losses resulted from, among other things, the failure to meet exaggerated sales and gross profit projections furnished to the Company, certain unrecorded liabilities, surplus inventories, and inadequate reserves for uncollectible receivables, all of which were uncovered subsequent to the acquisition. The Company is reserving all rights that it has to indemnification from the selling shareholders of Blair under the merger agreement relating to the acquisition.

     Net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's product lines. Historically, gross margins have been highest in beverage ingredients and lower in popular price, contract bottling and vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's largest bottling customers. Although gross profit per case for the Company's bottling customers are approximately equal, some customers pay the Company to purchase all raw materials. As a result, net sales and cost of goods sold with respect to products bottled for these customers are higher, and gross margins are lower, than for other bottling customers which supply their own raw materials.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product mix.

     The Company has a limited number of customers, and these customers often purchase beverage ingredients in significant quantities or place significant orders for bottling services. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also somewhat seasonal, with increased demand for the Company's bottling services during the summer months and increased production of the Company's beverage ingredients during the months from October to June, corresponding to the Florida citrus-growing season. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

                          TODHUNTER INTERNATIONAL, INC.

     The following tables set forth certain income statement items as a percentage of net sales, and certain information on net sales in each of the Company's operating categories.

                                               SIX MONTHS ENDED MARCH 31,  THREE MONTHS ENDED MARCH 31,
                                                     1996       1995             1996          1995
                                                     ----       ----             ----          ----
Net Sales                                           100.0%       100.0%           100.0%       100.0%
Cost of goods sold                                   72.4         71.8             71.6         70.4
                                                   ------       ------            -----       ------
Gross margin                                         27.6         28.2             28.4         29.6
Selling, general and
  administrative expense                             15.1         15.5             16.0         16.8
                                                   ------       ------            -----       ------
Operating income                                     12.5         12.7             12.4         12.8
Interest Expense                                     (5.8)        (5.9)            (5.4)        (6.4)
Other income (expense), net                           2.5          2.1              2.4          2.5
                                                   ------       ------            -----       ------
Income from continuing operations
 before income taxes                                  9.2          8.9              9.4          8.9
Income tax expense                                   (1.8)        (2.0)            (2.4)        (1.4)
                                                   ------       ------            -----       ------
Net income from continuing operations                 7.4%         6.9%             7.0%         7.5%
                                                   ------       ------            -----       ------
                                                   ------       ------            -----       ------


                                               SIX MONTHS ENDED MARCH 31,  THREE MONTHS ENDED MARCH 31,
                                                   1996         1995             1996          1995
                                                   ----         ----             ----          ----
                                                     (IN THOUSANDS)               (IN THOUSANDS)
Beverage ingredients                            $15,902      $13,512           $8,074      $ 6,252
Popular price spirits                             8,678        6,943            3,854        3,068
Contract bottling                                 7,622        5,578            4,465        2,636
Vinegar and cooking wine                          3,498        2,368            1,844        1,268
Bahamian operations                               1,348          971              586          384
Other                                             1,618        2,379              816        1,457
                                                -------      -------          -------      -------
                                                $38,666      $31,751          $19,639      $15,065
                                                -------      -------          -------      -------
                                                -------      -------          -------      -------

The following table provides certain unit sales volume data for each of the periods indicated.

                                               SIX MONTHS ENDED MARCH 31,  THREE MONTHS ENDED MARCH 31,
                                                   1996         1995             1996         1995
                                                   ----         ----             ----         ----
                                                     (IN THOUSANDS)               (IN THOUSANDS)
Beverage ingredients:
  Distilled products,
    in proof gallons                              5,569        4,717            2,644        2,163
  Fortified citrus wine,
    in gallons                                    3,591        2,960            2,006        1,422
Popular price spirits,
  in cases                                          628          625              287          276
Contract bottling, in cases                       2,147        1,468            1,303          840

                          TODHUNTER INTERNATIONAL, INC.


A.   Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995.

          NET SALES. Net sales for the six months ended March 31, 1996 were $38.7 million, an increase of 22% when compared to net sales of $31.8 million during the comparable prior year period. Beverage ingredients net sales increased 18% over the comparable prior year period due to volume increases in both distilled products and fortified citrus wine. Distilled products volume increased 18% and fortified citrus wine volume increased 21%. The increase in distilled products volume was primarily due to increased export sales of grain alcohol. The average price per unit for distilled products decreased 3% due to a decrease in brandy volume of 4% which has a higher per unit price and the increase in grain alcohol sales which has a lower per unit price than other distilled products. The average price per unit for fortified citrus wine increased 3%. Net sales of popular price spirits increased 25% from the comparable prior year period. This increase in net sales was due to certain brands which were retained upon the discontinuance and sale of Blair. Net sales of popular price spirits without the retained brands decreased 9% due to lower sales volumes in most of the Company's popular price products. In the Company's contract bottling operations, net sales increased approximately 37% over the comparable prior year period due to volume increases of approximately 46% from new and existing customers.

          GROSS PROFIT. Gross profit increased to $10.7 million during the six months ended March 31, 1996 from $8.9 million for the comparable prior year period. Gross margin decreased to 27.6% from 28.2% in the prior year period. This decrease was primarily due to the increase in grain alcohol and contract bottling sales which have lower gross margins than the Company's other products.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the six months ended March 31, 1996 were $5.8 million, compared to $4.9 million for the comparable prior year period and as a percentage of net sales, were 15.1% during the six months ended March 31, 1996 compared to 15.5% for the comparable prior year period. The dollar increase was primarily due to marketing expenses associated with certain brands which were retained upon the discontinuance and sale of Blair.

          INTEREST EXPENSE. Interest expense increased approximately $364,000 during the six months ended March 31, 1996 when compared to the six months ended March 31, 1995 due to higher average outstanding debt during the six months ended March 31, 1996.

          INCOME TAX EXPENSE. The Company's effective income tax rate was 19% for the six months ended March 31, 1996 compared to 22% for the comparable prior year period. The low tax rates are primarily due to income from the operations of Viril which is taxed at an effective rate of approximately 4%.

                          TODHUNTER INTERNATIONAL, INC.


B.   Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995.

          NET SALES. Net sales for the three months ended March 31, 1996 were $19.6 million, an increase of 30% when compared to net sales of $15.1 million during the comparable prior year period. Beverage ingredients net sales increased 29% over the comparable prior year period due to volume increases in distilled products and fortified citrus wine. Distilled products volume increased 22% and fortified citrus wine volume increased 41%. The increase in distilled products volume was primarily due to increased export sales of grain alcohol. The average price per unit for distilled products decreased 2% due to an increase in grain alcohol sales which have a lower per unit price than other distilled products. The average price per unit for fortified citrus wine increased 3%. Net sales of popular price spirits increased 26% from the comparable prior year period. This increase in net sales was due to certain brands which were retained upon the discontinuance and sale of Blair. Net sales of popular price spirits without the retained brands increased 1%. In the Company's Contract bottling operations, net sales increased approximately 69% over the comparable prior year period due to volume increases of approximately 55% to new and existing customers.

          GROSS PROFIT. Gross profit increased to $5.6 million during the three months ended March 31, 1996 from $4.5 million for the comparable prior year period. Gross margin decreased to 28.4% from 29.6% in the prior year period. This decrease was primarily due to the increase in grain alcohol and contract bottling sales which have lower gross margins than the Company's other products.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the three months ended March 31, 1996 were $3.1 million, compared to $2.5 million for the comparable prior year period and as a percentage of net sales, were 16.0% during the three months ended March 31, 1996 compared to 16.9% for the comparable prior year period. The dollar increase was primarily due to marketing expenses associated with certain brands which were retained upon the discontinuance and sale of Blair.

          INTEREST EXPENSE.  Interest expense increased approximately $94,000
     during the three    months ended March 31, 1996 when compared to the three
     months ended March 31, 1995 due to higher average outstanding debt during the three months ended March 31, 1996.

          INCOME TAX EXPENSE. The Company's effective income tax rate was 25% for the three months ended March 31, 1996 compared to 16% for the comparable prior year period. The low tax rates are primarily due to income from the operations of Viril which is taxed at an effective rate of approximately 4%.

                          TODHUNTER INTERNATIONAL, INC.


C.   Financial Condition, Liquidity and Capital Resources

          The Company's net cash provided by operating activities was $5.3 million for the six months ended March 31, 1996 compared to net cash used in operating activities of $2.9 million for the comparable prior year period. This change primarily resulted from smaller increases in receivables and inventories during the six months ended March 31, 1996 and the cash provided by the discontinued operations. As of March 31, 1996, receivables increased $3.3 million and inventories increased $2.3 million from September 30, 1995 compared to increases of $4.7 million and $6.2 million in receivables and inventories, respectively, during the comparable prior year period. As of March 31, 1995 receivables and inventories increased significantly from September 30, 1994, primarily due to the acquisition of Blair.

          Net cash used in investing activities was $1.6 million for the six months ended March 31, 1996 and $3.0 million for the six months ended March 31, 1995. During the six months ended March 31, 1996, the Company received $.8 million in principal payments on notes receivable and purchased $2.3 million of property and equipment. During this period, the Company also purchased $4.5 million of certificates of deposit and redeemed $4.3 million. In the comparable prior year period the Company received $.3 million in principal payments on notes receivable and purchased $3.4 million of property and equipment.

          For the six months ended March 31, 1996, the Company's net cash used in financing activities was $3.5 million compared to net cash provided by financing activities of $7.2 million for the comparable prior year period. During the six months ended March 31, 1996, the combined payments on the line of credit and long-term borrowings amounted to $3.4 million. During the six months ended March 31, 1995, the Company's net borrowings on the line of credit arrangements amounted to $8.6 million, principal payments on long-term borrowings were $1.2 million and loan closing costs were $.5 million. The increase in the use of the Company's line of credit for the six months ended March 31, 1995 was primarily due to the acquisition of Blair.

          The Company's total debt aggregated $56.6 million as of March 31, 1996, and its ratio of total debt to equity was 1.9 to 1.

          As of March 31, 1996, the Company had $5.3 million in cash and certificates of deposit in the Bahamas. Under Bahamian law, the Company pays no taxes on operating profits from Bahamian operations, and such profits have generally been retained in the Bahamas. The Company has generally not paid United States federal income taxes on such profits. Repatriation of these profits could result in a significant United States federal income tax liability to the Company.

          Management believes that cash provided by operating activities and the availability of cash from the revolving credit note will be sufficient to fund the Company's operations and anticipated investment activities for at least the next twelve months.

                          TODHUNTER INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders of the Company was held on May 6, 1996, in Palm Beach, Florida, for the purpose of electing two Class I directors to hold office for a term of three years.

          Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     ELECTION OF DIRECTORS

          All of management's nominees for directors as listed in the proxy statement were elected. The results of the election were as follows:


     NAME                                 FOR                    WITHHELD

     Arnold R. Beinstein                  4,303,477              15,193
     W. Gregory Robertson                 4,303,075              15,565

Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibit Index

               Exhibit No.    Description
               -----------    -----------

               10.14(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994.

               10.15(a) Modification of loan agreement between First Union Bank of Florida and Todhunter International, Inc. dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994.

               27             Financial data schedule.

               99 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     (b)       Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                          TODHUNTER INTERNATIONAL, INC.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 1996                           /s/ A. Kenneth Pincourt, Jr.
                                             ---------------------------------
                                             A. Kenneth Pincourt, Jr.
                                             Chairman
                                             and Chief Executive Officer


Date: May 11, 1996                           /s/ Troy Edwards
                                             ---------------------------------
                                             Troy Edwards
                                             Chief Financial Officer,
                                             Treasurer and Controller