Form 10-Q
period 1996-06-30
TODHUNTER INTERNATIONAL INC
filed 1996-08-09
CIK 98544

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996                 Commission File No. 0-20624
                      -------------                                     -------

                            TODHUNTER INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

DELAWARE                                                              59-1284057
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  IRS employer identification No.
incorporation or organization)

222 Lakeview Avenue,     Suite 1500,      West Palm Beach, FL              33401
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

Yes    X        No
    --------       --------

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 7, 1996 was 4,923,464.

                            TODHUNTER INTERNATIONAL, INC.

                                  INDEX TO FORM 10-Q

                             QUARTER ENDED JUNE 30, 1996


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets -
         June 30, 1996 and September 30, 1995

         Consolidated Statements of Income -
         Nine and Three Months Ended June 30, 1996 and 1995

         Consolidated Statements of Cash Flows -
         Nine Months Ended June 30, 1996 and 1995

         Notes to Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities                                        *

Item 3   Defaults Upon Senior Securities                              *

Item 4   Submission of Matters to a Vote of Security
         Holders                                                      *

Item 5   Other Information                                            *

Item 6   Exhibits and Reports on Form 8-K

         Signatures

*   Item is omitted because answer is negative or item is inapplicable.

                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS




                                                          June 30,          September 30,
    ASSETS                                                  1996                1995
                                                        -------------       -------------
                                                         (Unaudited)             *
CURRENT ASSETS
    Cash and cash equivalents                           $   1,696,179       $   2,000,581
    Certificates of deposit                                 4,494,375           4,584,434
    Trade receivables                                      13,458,763          10,249,034
    Other receivables                                       1,839,502           1,414,295
    Inventories                                            20,818,019          17,364,574
    Notes receivable, current maturities                    1,502,926           1,499,885
    Deferred income taxes                                   2,265,000           3,343,000
    Other current assets                                    1,426,030           2,319,990
    Assets of discontinued operations                         630,723           6,000,904
                                                        -------------       -------------
      Total current assets                                 48,131,517          48,776,697
                                                        -------------       -------------

INVESTMENTS AND LONG-TERM RECEIVABLES
    Investment in affiliated companies                          2,621              14,650
    Notes receivable, less current maturities               8,085,812           9,293,102
    Other                                                      75,673              75,673
                                                        -------------       -------------
                                                            8,164,106           9,383,425
                                                        -------------       -------------

PROPERTY AND EQUIPMENT                                     66,966,589          63,184,284
    Less accumulated depreciation                          23,751,481          21,338,658
                                                        -------------       -------------
                                                           43,215,108          41,845,626
                                                        -------------       -------------

PROPERTY HELD FOR LEASE                                     2,281,184           2,246,058
    Less accumulated depreciation                             844,001             766,206
                                                        -------------       -------------
                                                            1,437,183           1,479,852
                                                        -------------       -------------

GOODWILL, less accumulated amortization                       463,099             487,658
                                                        -------------       -------------
OTHER ASSETS                                                1,904,762           1,813,363
                                                        -------------       -------------
                                                        $ 103,315,775       $ 103,786,621
                                                        -------------       -------------
                                                        -------------       -------------




* From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS





                                                         June 30,           September 30,
      LIABILITIES AND STOCKHOLDERS' EQUITY                 1996                  1995
                                                        -------------       -------------
                                                        (Unaudited)               *
CURRENT LIABILITIES
    Current maturities of long-term debt                $   2,156,016       $   2,263,559
    Accounts payable                                        6,608,584           4,654,813
    Accrued interest expense                                  593,154           1,281,736
    Other accrued expenses                                  1,522,348           2,200,589
    Liabilities of discontinued operations                    506,225           2,940,784
                                                        -------------       -------------
      Total current liabilities                            11,386,327          13,341,481

NOTE PAYABLE, BANK                                             -               10,000,000

LONG-TERM DEBT, less current maturities                    55,372,846          47,759,020

DEFERRED INCOME TAXES                                       4,761,000           4,915,000

OTHER LIABILITIES                                             431,944             488,823
                                                        -------------       -------------
                                                           71,952,117          76,504,324
                                                        -------------       -------------

MINORITY INTEREST                                             417,784             417,784
                                                        -------------       -------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares,
      no shares issued                                         -                   -
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares                             49,235              49,170
    Additional paid-in capital                             11,788,539          11,749,604
    Retained earnings                                      19,108,100          15,065,739
                                                        -------------       -------------
                                                           30,945,874          26,864,513
                                                        -------------       -------------
                                                        $ 103,315,775       $ 103,786,621
                                                        -------------       -------------
                                                        -------------       -------------




* From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                      Nine Months Ended                  Three Months Ended
                                                           June 30,                            June 30,
                                              ------------------------------      ----------------------------
                                                  1996             1995             1996             1995
                                              -------------      -----------      -----------      -----------
Sales                                         $  90,365,991      $90,128,366      $29,965,081      $32,366,820
    Less excise taxes                            32,511,496       37,847,069       10,776,460       11,836,698
                                              -------------      -----------      -----------      -----------
      Net sales                                  57,854,495       52,281,297       19,188,621       20,530,122
Cost of goods sold                               42,216,934       38,710,665       14,226,807       15,908,029
                                              -------------      -----------      -----------      -----------
      Gross profit                               15,637,561       13,570,632        4,961,814        4,622,093
Selling, general and administrative
  expenses                                        8,626,296        7,464,342        2,804,297        2,547,958
                                              -------------      -----------      -----------      -----------
      Operating income                            7,011,265        6,106,290        2,157,517        2,074,135
                                              -------------      -----------      -----------      -----------
Other income (expense):
    Interest income                                 776,589          560,289          257,597          179,503
    Interest expense                             (3,339,630)      (2,855,506)      (1,080,823)        (960,342)
    Other, net                                      617,481          503,329          183,633          209,254
                                              -------------      -----------      -----------      -----------
                                                 (1,945,560)      (1,791,888)        (639,593)        (571,585)
                                              -------------      -----------      -----------      -----------
Income from continuing operations
  before income taxes                             5,065,705        4,314,402        1,517,924        1,502,550
                                              -------------      -----------      -----------      -----------
Income tax expense:
    Current                                          99,343          848,795           27,743          403,581
    Deferred                                        924,000          244,000          321,000           65,000
                                              -------------      -----------      -----------      -----------
                                                  1,023,343        1,092,795          348,743          468,581
                                              -------------      -----------      -----------      -----------
Income from continuing operations                 4,042,362        3,221,607        1,169,181        1,033,969
(Loss) from discontinued operations,
  net of income taxes                                -              (458,955)          -              (666,605)
                                              -------------      -----------      -----------      -----------
    Net income                                $   4,042,362      $ 2,762,652      $ 1,169,181      $   367,364
                                              -------------      -----------      -----------      -----------
                                              -------------      -----------      -----------      -----------
Earnings per common share:
    Primary:
      Income from continuing operations       $        0.82      $      0.65      $      0.24      $      0.20
      (Loss) from discontinued operations            -                 (0.09)          -                 (0.13)
                                              -------------      -----------      -----------      -----------
      Net income                              $        0.82      $      0.56      $      0.24      $      0.07
                                              -------------      -----------      -----------      -----------
                                              -------------      -----------      -----------      -----------
    Fully diluted:
      Income from continuing operations       $        0.82      $      0.65      $      0.24      $      0.20
      (Loss) from discontinued operations            -                 (0.09)          -                 (0.13)
                                              -------------      -----------      -----------      -----------
      Net income                              $        0.82      $      0.56      $      0.24      $      0.07
                                              -------------      -----------      -----------      -----------
                                              -------------      -----------      -----------      -----------
Common shares and equivalents outstanding:
  Primary                                         4,949,904        4,970,123        4,959,298        4,969,774
                                              -------------      -----------      -----------      -----------
                                              -------------      -----------      -----------      -----------
  Fully diluted                                   4,955,651        4,970,123        4,959,298        4,969,774
                                              -------------      -----------      -----------      -----------
                                              -------------      -----------      -----------      -----------

See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)





                                                               Nine Months Ended
                                                                    June 30,
                                                         --------------------------------
                                                            1996                1995
                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                          $   4,042,362       $   2,762,652
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                          2,827,765           2,608,570
      Amortization                                            153,414             719,984
      (Gain) on investment transactions                       (17,406)             -
      (Gain) on sale of property and equipment                (53,056)            (77,751)
      Equity in earnings of affiliates                         12,029               8,707
      Deferred income taxes                                   924,000             244,000
      Minority interest in net income                          -                   -
      Changes in assets and liabilities:
       (Increase) decrease in:
        Receivables                                        (3,634,936)         (7,341,763)
        Inventories                                        (3,453,445)         (5,200,776)
        Other current assets                                  893,960           1,196,484
      Increase (decrease) in:
        Accounts payable                                    1,953,771           1,631,510
        Accrued interest expense                             (688,582)             -
        Accrued expenses                                     (678,241)           (317,240)
        Other liabilities                                     (56,879)           (110,554)
      Discontinued operations                               2,728,566              -
                                                         ------------        ------------
    Net cash provided by (used in)
      operating activities                                  4,953,322          (3,876,177)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and
      equipment                                                75,187             109,885
    Proceeds from sale of marketable
      securities                                               17,406              -
    Principal payments received on notes
      receivable                                            1,204,249             771,906
    Purchase of property and equipment                     (3,969,654)         (5,703,241)
    Disbursements for notes receivable                         -                  (41,200)
    Purchase of certificates of deposit                    (4,565,382)             -
    Redemption of certificates of deposit                   4,655,441              -
    (Increase) decrease in other assets                      (198,887)           (761,066)
                                                         ------------        ------------
      Net cash (used in)
        investing activities                            $  (2,781,640)      $  (5,623,716)
                                                         ------------        ------------




                                 (Continued)

                             TODHUNTER INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (Unaudited)





                                                                Nine Months Ended
                                                                     June 30,
                                                           ------------------------------
                                                            1996                1995
                                                           ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) under line of
      credit arrangements                                 $  (509,520)      $  11,179,595
    Proceeds from issuance of common stock                     39,000             208,500
    Principal payments on long-term borrowings             (1,984,197)         (1,781,403)
    Disbursements for loan closing costs                      (21,367)           (458,382)
                                                           ----------        ------------
      Net cash provided by (used in)
        financing activities                               (2,476,084)          9,148,310
                                                           ----------        ------------
      Net (decrease) in cash and
        cash equivalents                                     (304,402)           (351,583)
Cash and cash equivalents:
    Beginning                                               2,000,581           6,945,962
                                                           ----------        ------------
    Ending                                                $ 1,696,179       $   6,594,379
                                                           ----------        ------------
                                                           ----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION              -
    Cash payments for:
      Interest                                            $ 4,028,212       $   3,162,098
                                                           ----------        ------------
                                                           ----------        ------------
      Income taxes                                        $    84,000       $     973,000
                                                           ----------        ------------
                                                           ----------        ------------

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
      Transfer of equipment from
        discontinued operations                           $   207,056       $      -
                                                           ----------        ------------
                                                           ----------        ------------

      Refinancing of long-term debt:
        Repayment of outstanding debt                     $    -            $  35,845,238
        Payment of interest on borrowings                      -                  170,586
        Payment of loan closing costs                          -                   23,528
                                                           ----------        ------------
                                                          $    -            $  36,039,352
                                                           ----------        ------------
                                                           ----------        ------------





See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.

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



NOTE 2.  INVENTORIES


         The major components of inventories are:


                                        JUNE 30, 1996      SEPTEMBER 30, 1995
                                        -------------      ------------------
                                         (Unaudited)

Finished goods                          $  13,389,382         $   9,579,693
Work in process                               873,440               915,807
Raw materials and supplies                  6,555,197             6,869,074
                                        -------------         -------------
                                        $  20,818,019         $  17,364,574
                                        -------------         -------------
                                        -------------         -------------

                            TODHUNTER INTERNATIONAL, INC.

                                     (Unaudited)

NOTE 3.  LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 1996:

    Senior notes, interest payable semiannually at 8.905%,
     principal payments of $6,800,000 on October 30, 1999,
     $7,933,333 on October 30, 2000 and 2001,
     $4,533,334 on October 30, 2002 and $3,400,000 on
     October 30, 2003 and 2004, unsecured. (1)                                   $34,000,000

    Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 150 basis points above the
    LIBOR rate for Eurodollar loans, principal is due in full
    November 1, 1997.  The maximum amount which can be drawn
    on the revolving note is based on the borrowing base as specified
    in the agreement, unsecured.                                                  13,240,289

    Bank note payable, interest payable monthly at the prime rate for domestic loans and at 250 basis points above the LIBOR rate for
    Eurodollar loans, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery and trade
    receivables in the Virgin Islands. (2)                                         7,000,000

    Note payable, interest at 6%,  monthly principal payments of
     $80,739, unsecured.                                                           3,068,095

    Note payable, interest at the prime rate, monthly principal payments
     of $16,667.                                                                     220,478
                                                                                 ------------
                                                                                  57,528,862
Less current maturities                                                            2,156,016
                                                                                 ------------
                                                                                 $55,372,846
                                                                                 ------------
                                                                                 ------------


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


                                       Nine Months Ended June 30,      Three Months Ended June 30,
                                          1996            1995            1996            1995
                                       ----------      ----------      ----------      ----------
Net income                             $4,042,362      $2,762,652      $1,169,181      $  367,364
                                       ----------      ----------      ----------      ----------
                                       ----------      ----------      ----------      ----------
Determination of shares:
 Weighted average number of
 common shares outstanding              4,949,904       4,970,123       4,959,298       4,969,774
 Shares issuable on exercise
  of stock options,
  net of shares assumed to be
  purchased out of proceeds at
  ending market price                       5,747            *               *               *
                                       ----------------------------------------------------------

Average common shares out-
  standing for fully diluted
  computation                           4,955,651       4,970,123       4,959,298       4,969,774
                                       ----------      ----------      ----------      ----------
                                       ----------      ----------      ----------      ----------

Earnings per common share
 Primary                                  $  0.82         $  0.56          $ 0.24          $ 0.07
 Fully diluted                            $  0.82         $  0.56          $ 0.24          $ 0.07


*  Shares not included in computation since effect is anti-dilutive.

                            TODHUNTER INTERNATIONAL, INC.

                                     (Unaudited)

NOTE 5.  DISCONTINUED OPERATIONS

    During July 1995, the Company decided to discontinue the operations of Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995.

Revenues and interest expense allocated to the discontinued operations were as follows:

                                            Nine Months Ended June 30,      Three Months Ended June 30,
                                             1996         1995               1996         1995
                                             ----         ----               ----         ----
Revenues                                    $  --     $17,225,011           $  --     $ 5,077,814
Interest Expense                            $  --     $   852,769           $  --     $   342,243


Interest expense was allocated based on financed inventory and receivable balances.

    As of June 30, 1996, the assets and liabilities of the discontinued operations consisted of the following:

Assets
    Cash and cash equivalents                                   $    53,223
    Receivables                                                     344,526
    Inventories                                                     952,667
    Other current assets                                              4,107
    Less adjustment for write-down of accounts
      receivable and inventories to estimated net
      realized value                                            $(  723,800)
                                                                -----------
                                                                $   630,723
                                                                -----------
                                                                -----------

Liabilities
    Accounts payable                                            $    36,069
    Anticipated future expenses to disposal date                    470,156
                                                                -----------
                                                                $   506,225
                                                                -----------
                                                                -----------


    The foregoing assets and liabilities have been classified as current as of June 30, 1996 since the discontinuance is expected to be completed within twelve months.

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

                                                   NINE MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                      1996             1995            1996            1995
                                                   --------        --------        --------        --------
Net sales                                             100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                     73.0            74.0            74.1            77.5
                                                   --------        --------        --------        --------
Gross margin                                           27.0            26.0            25.9            22.5
Selling, general and
  administrative expenses                              14.9            14.3            14.7            12.4
                                                   --------        --------        --------        --------
Operating income                                       12.1            11.7            11.2            10.1
Interest expense                                       (5.8)           (5.5)           (5.6)           (4.7)
Other income (expense), net                             2.5             2.1             2.3             1.9
                                                   --------        --------        --------        --------
Income from continuing operations
 before income taxes                                    8.8             8.3             7.9             7.3
Income tax expense                                     (1.8)           (2.1)           (1.8)           (2.3)
                                                   --------        --------        --------        --------
Income from continuing operations                       7.0%            6.2%            6.1%            5.0%
                                                   --------        --------        --------        --------
                                                   --------        --------        --------        --------

                                                   NINE MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                      1996             1995            1996            1995
                                                   --------        --------        --------        --------
                                                        (IN THOUSANDS)                   (IN THOUSANDS)
Beverage ingredients                                $22,244         $19,260          $6,342          $5,748
Popular price spirits                                12,281           9,997           3,603           3,053
Contract bottling                                    13,509           3,857           5,887           8,279
Vinegar and cooking wine                              5,385          13,791           1,887           1,423
Bahamian operations                                   1,927           1,403             579             432
Other                                                 2,508           3,973             891           1,595
                                                   --------        --------        --------        --------
                                                   $ 57,854         $52,281         $19,189         $20,530
                                                   --------        --------        --------        --------
                                                   --------        --------        --------        --------

The following table provides certain unit sales volume data for each of the periods indicated.

                                                    NINE MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                       1996             1995            1996            1995
                                                    --------        --------        --------        --------
                                                         (IN THOUSANDS)                   (IN THOUSANDS)
Beverage ingredients:
  Distilled products,
   in proof gallons                                   7,497           6,503           1,928           1,786
 Fortified citrus wine,
   in gallons                                         5,393           4,551           1,802           1,590
 Popular price spirits,
   in cases                                             915             891             287             266
 Contract bottling, in cases                          3,791           3,502           1,644           2,035



                            TODHUNTER INTERNATIONAL, INC.


    A.   Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995.

              NET SALES. Net sales for the nine months ended June 30, 1996 increased 11% to $57.9 million from $52.3 million for the comparable prior year period. Beverage ingredients net sales increased 15% from the comparable prior year period due to volume increases in both distilled products and fortified citrus wine. Distilled products volume increased 15% and fortified citrus wine volume increased 19%. The increase in distilled products volume was primarily due to increased export sales of grain alcohol. The increase in citrus wine volume is due to increased sales to new and existing customers. The average unit price for distilled products decreased 3% due to a decrease in brandy and citrus spirits volume of 4% which has a higher unit price and the increase in grain alcohol sales which have a lower unit price than other distilled products. The average unit price for fortified citrus wine increased 2%. Net sales of popular price spirits increased 23% from the comparable prior year period. The increase in net sales was due to certain brands which were retained upon the discontinuance of Blair. Net sales of popular price spirits without the retained brands decreased 11%. The decrease was due to soft demand in the Southeast and a decrease in tourism in the Virgin Islands. In the Company's contract bottling operations, net sales decreased approximately 3% from the comparable prior year period due to the loss of a bottling customer for which the Company purchased all raw materials.

              GROSS PROFIT. Gross profit for the nine months ended June 30, 1996 increased to $15.6 million from $13.6 million for the comparable prior year period. Gross margin was 27.0% compared to 26.0% in the prior year period.
The increase in gross margin was due to a higher percentage of beverage ingredients sales, which have a higher gross margin, and a lower percentage of contract bottling sales, which have a lower gross margin.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended June 30, 1996 were $8.6 million compared to $7.5 million in the prior year period. The dollar increase was primarily due to marketing expenses associated with certain brands which were retained upon the discontinuance of Blair.

              INTEREST EXPENSE. Interest expense for the nine months ended June 30, 1996 increased approximately $484,000 from the comparable prior year period due to higher interest rates during the nine months ended June 30, 1996.

              INCOME TAX EXPENSE. The Company's effective income tax rate was 20% for the nine months ended June 30, 1996 and 25% for the comparable prior year period. The low tax rates are primarily due to income from the operations of Viril which is taxed at an effective rate of approximately 4%.

                            TODHUNTER INTERNATIONAL, INC.


    B.   Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995.

              NET SALES. Net sales for the three months ended June 30, 1996 decreased 7% to $19.2 million from $20.5 million for the comparable prior year period. Beverage ingredients net sales increased 10% from the comparable prior year period due to volume increases in distilled products and fortified citrus wine. Distilled products volume increased 8% and fortified citrus wine volume increased 13%. The increase in distilled products volume was due to increases in brandy and citrus spirits volume of 42% and rum volume of 6% offset by a decrease in grain alcohol volume of 29%. The average unit price for distilled products decreased 1%. The average unit price for fortified citrus wine increased 1%. Net sales of popular price spirits increased 18% from the comparable prior year period. The increase in net sales was due to certain brands which were retained upon the discontinuance of Blair. Net sales of popular price spirits without the retained brands decreased 15%. The decrease was due to soft demand in the Southeast and a dcrease in tourism in the Virgin Islands. In the Company's contract bottling operations, net sales decreased 29% from the comparable prior year period due to a volume decrease of 19% resulting from the timing of orders from existing customers and the loss of one bottling customer for which the Company purchased all raw materials.

              GROSS PROFIT. Gross profit for the three months ended June 30, 1996 increased to $5.0 million from $4.6 million for the comparable prior year period. Gross margin was 25.9% compared to 22.5% in the prior year period. The increase in gross margin was due to a higher percentage of beverage ingredients sales, which have a higher gross margin, and a lower percentage of contract bottling sales, which have a lower gross margin.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1996 were $2.8 million compared to $2.5 million for the prior year period. The increase was primarily due to marketing expenses associated with certain brands which were retained upon the discontinuance of Blair.

              INTEREST EXPENSE. Interest expense for the three months ended June 30, 1996 increased approximately $120,000 from the comparable prior year period due to higher interest rates during the three months ended June 30, 1996.

              INCOME TAX EXPENSE. The Company's effective income tax rate was 23% for the three months ended June 30, 1996 and 31% for the comparable prior year period. The low tax rates are primarily due to income from the operations of Viril which is taxed at an effective rate of approximately 4%.

                             TODHUNTER INTERNATIONAL, INC.


    C.   Financial Condition, Liquidity and Capital Resources

              The Company's net cash provided by operating activities was $5.0 million for the nine months ended June 30, 1996 compared to net cash used in operating activities of $3.9 million for the comparable prior year period. This change primarily resulted from smaller increases in receivables and inventories during the nine months ended June 30, 1996 and the cash provided by the discontinued operations. As of June 30, 1996, receivables increased $3.6 million and inventories increased $3.5 million from September 30, 1995 compared to increases of $7.3 million and $5.2 million in receivables and inventories, respectively, in the comparable prior year period. As of June 30, 1995 receivables and inventories increased significantly from September 30, 1994, primarily due to the acquisition of Blair.

              Net cash used in investing activities was $2.8 million for the nine months ended June 30, 1996 and $5.6 million for the nine months ended June 30, 1995. During the nine months ended June 30, 1996, the Company received $1.2 million in principal payments on notes receivable and purchased $4.0 million of property and equipment. During this period, the Company also purchased $4.6 million of certificates of deposit and redeemed $4.7 million. In the comparable prior year period the Company received $.8 million in principal payments on notes receivable and purchased $5.7 million of property and equipment.

              For the nine months ended June 30, 1996, the Company's net cash used in financing activities was $2.5 million compared to net cash provided by financing activities of $9.1 million in the comparable prior year period.
During the nine months ended June 30, 1996, the combined payments on the line of credit and long-term borrowings amounted to $2.5 million. During the nine months ended June 30, 1995, the Company's net borrowings on the line of credit amounted to $11.2 million, principal payments on long-term borrowings were $1.8 million and loan closing costs were $.5 million. The increase in the use of the Company's line of credit for the nine months ended June 30, 1995 was primarily due to the acquisition of Blair.

              The Company's total debt aggregated $57.5 million as of June 30, 1996, and its ratio of total debt to equity was 1.9 to 1.
              As of June 30, 1996, the Company had $5.2 million in cash and certificates of deposit in the Bahamas. Under Bahamian law, the Company pays no taxes on operating profits from Bahamian operations, and such profits have generally been retained in the Bahamas. The Company has generally not paid United States federal income taxes on such profits. Repatriation of these profits could result in a significant United States federal income tax liability to the Company.
              Management believes that cash provided by operating activities and the availability of cash from the revolving credit note will be sufficient to fund the Company's operations and anticipated investment activities for at least the next twelve months.

                            TODHUNTER INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    As set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, on or about November 10, 1995, the Company filed a Demand for arbitration with the American Arbitration Association against the former shareholders of Blair seeking (i) a declaration that the agreement relating to the acquisition of Blair is void and (ii) damages in excess of $12,000,000 resulting from numerous breaches of representations and warranties set forth in the agreement and other wrongful conduct.

    A mediation conference was held on May 20, 1996. At that time the parties were unable to settle this dispute by mediation. Accordingly, this matter is expected to be arbitrated in the latter part of 1996 or in 1997. At the mediation conference the attorneys for the former shareholders of Blair advised the Company that they intend to assert certain counterclaims in the arbitration. On August 5, 1996, a counterclaim was filed with the American Arbitration Association alleging a breach of a representation and warranty and certain payment provisions of the agreement, and seeking damages of $4,000,000. The Company believes the allegations contained in the counterclaim are without merit.




Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibit Index

              Exhibit No.                   Description
              -----------                   -----------

              27                            Financial data schedule.


       (b)    Reports on Form 8-K



         No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                            TODHUNTER INTERNATIONAL, INC.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 7, 1996                        /s/ A. Kenneth Pincourt, Jr.
                                            -----------------------------------
                                            A. Kenneth Pincourt, Jr.
                                            Chairman
                                            and Chief Executive Officer


Date: August 7, 1996                        /s/ Troy Edwards
                                            -----------------------------------
                                            Troy Edwards
                                            Chief Financial Officer,
                                            Treasurer and Controller