Form 10-K
period 1996-09-30
TODHUNTER INTERNATIONAL INC
filed 1996-12-23
CIK 98544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996      COMMISSION FILE NUMBER 0-20624

                            ------------------------

                         TODHUNTER INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                            59-1284057
            (State of Incorporation)                   (IRS Employer
                                                      Identification
                                                          Number)

222 LAKEVIEW AVENUE, SUITE 1500, WEST PALM BEACH,
                       FL                                  33401
     (Address of principal executive office)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 655-8977

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01
                                   PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1996 (computed by reference to the last reported sale price of registrant's common stock on NASDAQ on such date): $22,634,918

    The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of December 10, 1996, was 4,923,464.

    There were no shares of Preferred Stock outstanding as of December 10, 1996.

    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
GENERAL OVERVIEW

    Todhunter International, Inc. (the "Company") produces citrus-based brandy, distilled spirits, rum and fortified wine used as ingredients in a variety of alcoholic beverages; bottles coolers and prepared cocktails and other beverages on a contract basis; and produces a line of popular price spirits for distribution in the Southeast. The Company also imports and distributes alcoholic beverages throughout the United States and produces vinegar, cooking wine and certain other alcohol related products.

EXPANSION OF FACILITIES

    During fiscal 1996, the Company invested $1.3 million in polyethylene terephthalate ("P.E.T.") bottle manufacturing equipment which has the capacity to produce 15 million P.E.T. bottles per year. Where possible the Company plans to utilize P.E.T. bottles to replace glass bottles in its popular price spirits and contract bottling operations to reduce raw material and freight costs. The Company began manufacturing P.E.T. bottles in June 1996 and is manufacturing at a rate of 3,600,000 bottles per year.

    During fiscal 1995, the Company expanded its rum production capacity at its facilities in St. Croix, United States Virgin Islands by 40%. These facilities now have a capacity to distill 25,000 proof gallons of rum per day. The Company markets its Cruzan Rum trademark on a national basis and has transferred a substantial part of its domestic rum production offshore to the Virgin Islands for cost savings and other competitive reasons. Also during fiscal 1995 the Company completed the construction of a vinegar production facility in Louisville, Kentucky. This state-of-the-art facility has more than doubled the Company's previous vinegar production capacity. Shipments from the new Kentucky facility commenced in August, 1995.

DISCONTINUED OPERATION

    In August 1994, the Company acquired Blair Importers, Ltd., now known as Todhunter Imports, Ltd. ("Blair"), a national importer of wine and spirits. At that time Management believed the acquisition of Blair would enhance the Company's national sales capabilities and provide entry into the imported wine and spirits segment of the alcoholic beverage market. However, the performance of Blair was below expectations. In order to eliminate losses, the Company adopted a plan to discontinue the operations of Blair, close its facilities and terminate its employees. In accordance with this plan, the Company sold substantially all of the assets of Blair to David Sherman Corporation on September 21, 1995. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis and Note 17 to the Company's consolidated financial statements included elsewhere herein for additional financial information concerning discontinued operations.

PRODUCTS AND SERVICES

    BEVERAGE INGREDIENTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 30 producers of alcoholic beverages in the United States and Canada. The largest components of the Company's beverage ingredients sales in 1996 consisted of citrus brandy and spirits (24%), fortified citrus wine (38%) and rum (26%). No customer accounts for more than 10% of these sales.

    Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials and blended whiskies. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers and producers. Rum is also used in the Company's line of popular price spirits.

    Management believes that its proximity to raw materials and its use of citrus byproducts in the production of beverage ingredients provide it with cost advantages over competing products. Because end products are taxed on a blended rate based upon the ingredients used rather than on the resulting alcohol content of the end product, beverage alcohol producers can lower excise taxes payable on their products by substituting fortified citrus wine ingredients for distilled spirits alternatives. This cost savings arises because fortified citrus wine is currently subject to federal excise taxes of $1.57 per gallon, whereas distilled spirits are taxed at $13.50 per proof gallon (one proof gallon is approximately equivalent in alcohol content to two and one-half gallons of fortified citrus wine). The ability of beverage alcohol producers to substitute fortified citrus wine for distilled spirits varies by end product according to government regulations. For example, fortified citrus wine ingredients may contribute up to 49% of the alcohol content of cordials and liqueurs, and up to approximately 10% of the alcohol content of Canadian whiskey. In addition, small quantities of fortified citrus wine may be used in blended whiskey, rum, brandy and certain other alcoholic beverages.

    In fiscal 1996, the Company sold 9.9 million proof gallons of distilled products (citrus brandy, citrus and cane spirits, rum and grain alcohol) and 7.1 million gallons of fortified citrus wine. The total annual maximum capacity of distilled products and fortified citrus wine for the Company's production facilities is approximately 23 million proof gallons and 20 million gallons, respectively.

    POPULAR PRICE SPIRITS. The Company produces, bottles and sells a broad line of popular price spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. The Company's proprietary labels include "Cruzan" (rum), "Ron Carlos" (rum), "Stalingrad" (vodka) and "James's Harbor" (gin, rum and vodka).

    The Company distills its own rum, but generally produces its other popular price spirits from grain alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product.

    The Company sold approximately 1.2 million cases of popular price spirits during the fiscal year ended September 30, 1996.

    CONTRACT BOTTLING. The Company bottles coolers, prepared cocktails and other alcoholic beverages on a contract basis for other producers. The Company also bottles nonalcoholic beverages on a contract basis including carbonated and noncarbonated fruit juice flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas. In fiscal 1996, the Company bottled approximately 5.1 million cases for third parties.

    The Company's bottling capacity is approximately 10 million cases per year. The Company presently bottles approximately 6.3 million cases per year in its contract bottling and popular price businesses. The Company is actively seeking to utilize its remaining capacity by bottling additional types of beverages and through expansion in the territories it serves.

    IMPORTING OPERATIONS. In August 1994 the Company commenced the importing of wine and spirits through its wholly-owned subsidiary Blair. This subsidiary imported a wide variety of products sold primarily through distributors throughout the United States. However, as a result of recurring losses in this subsidiary, the Company sold substantially all of its assets on September 21, 1995. See Item 3. Legal Proceedings. The Company continues to produce, import and distribute its own Cruzan Rum from the Virgin Islands and to import and distribute a limited number of branded beverages from the former Blair product line.

    VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces, packages and distributes vinegar and cooking wine. Customers for these products include major grocery chains in the Southeast. Vinegar and cooking wine are also sold to other manufacturers and bottlers throughout the United States.

    BAHAMIAN OPERATIONS. The Company engages in operations in the Bahamas through its Bahamian subsidiary Todhunter Bahamas Limited. The Bahamian operations include retail businesses and certain real estate holdings. See Notes 5, 8, 12 and 16 to the Company's consolidated financial statements included elsewhere herein for additional financial information on the Bahamian operations.

    OTHER BUSINESS ACTIVITIES. The Company's distilling operations produce residuum, a byproduct, which is sold as animal feed. The Company also buys industrial alcohol in bulk for resale to hospitals, universities, fragrance producers and other manufacturers.

PRODUCTION

    The Company's principal domestic production facilities are located in Lake Alfred and Auburndale, Florida, both near Orlando and central to Florida's citrus-growing region. The two plants have similar distilling, bottling and winery operations, allowing the Company to shift production from one plant to the other, depending on operations and customer orders. The Lake Alfred plant also has a vinegar production facility. Both plants are near major highways and are serviced by a railroad, providing good transportation access. The Company also operates a winery and vinegar production facility in Louisville, Kentucky. The Company's offshore rum production facilities are located in St. Croix, United States Virgin Islands.

    DISTILLING. The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to seven days. Once fermented, the product has an average alcohol content of 4% by volume, which is increased to approximately 190 proof through distillation. The alcohol is then processed through rectifying columns and further refined. The finished product is stored in stainless steel tanks, except rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities each have the capacity to distill 25,000 proof gallons per day.

    WINERY. Wine is produced by the fermentation of citrus or grape juice. After fermentation, the wine is fortified by the addition of distilled citrus spirits to raise its alcohol content to approximately 20% by volume. Fortified citrus wine is sold to customers in bulk. The wineries are physically segregated from the distilling operations and have their own set of fermenting and storage tanks. The Lake Alfred, Auburndale and Louisville facilities can produce, on a combined basis, up to 20 million gallons of wine per year.

    BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. Lake Alfred has two lines that are used primarily to bottle coolers and prepared cocktails, three lines that are used to bottle the Company's distilled spirits products and one line to bottle vinegar. Auburndale has two lines that are dedicated to bottling coolers and prepared cocktails, three lines that bottle distilled spirits products and one line to bottle cooking wine. The Company's warehouse storage areas can accommodate up to 800,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases of distilled spirits per year.

    VINEGAR AND COOKING WINE. Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar (including white, red, malt, tarragon and apple cider) are produced at the Lake Alfred and Louisville facilities which have a combined capacity of 6.5 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into alcohol. Several varieties of cooking wine (including red, white and sherry) are produced at the Auburndale and the Louisville facilities which have a combined capacity of 7 million wine gallons per year.

    QUALITY CONTROL. Each of the Company's facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of its raw materials and end products.

    RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a by-product of citrus juice production, and cane molasses, a by-product of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounts for approximately 50% of the raw materials used in the Company's distilling operations. Cane molasses, which is used primarily in the production of rum, accounts for the remaining 50%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases grain alcohol used in the production of its popular price spirits and contract bottling services from several suppliers located in the Midwest. Glass bottles and other materials, such as caps, labels and cases, are used in bottling and packaging and are available from numerous suppliers. Grape juice concentrate is the primary raw material used in the Company's vinegar and cooking wine operations. One supplier of grain alcohol accounts for approximately 11% of the Company's raw material purchases.

    The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

MARKETING AND DISTRIBUTION

    Beverage ingredients are sold primarily in large quantities through the Company's salespeople. The Company's marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Beverage ingredients are sold primarily to other bottlers, distillers and end producers located throughout the United States and Canada.

    The Company sells popular price spirits to wholesalers for distribution primarily in the Southeast. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers and retailers market these products to retailers and directly to consumers, respectively. The Company also produces products sold directly to retailers under the private labels of those retailers. Although competition for retail shelf space in the alcoholic beverage industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may have a beneficial effect upon the allocation of retail shelf space for its products. Sales of the Company's popular price products are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its salespeople, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

    The Company's marketing strategy with respect to its contract bottling operations emphasizes the cost advantages and quality of the Company's services. Arrangements with bottling customers are typically negotiated by the Company's executive officers.

    Vinegar and cooking wine are sold primarily in large quantities to manufacturers and bottlers through the Company's salespeople. However, these products are also sold through wholesalers and directly to retailers under the Company's own labels and under the private labels of those retailers.

COMPETITION

    The areas of the alcoholic beverage industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. Within the beverage ingredients business, the Company competes primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there exist several producers of grape-based distilled products. The Company's line of popular price spirits competes on a regional basis against other distilled spirits products, including premium labels, mid-price and popular price products. The popular price products produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its beverage ingredients. The Company believes that its relationships with such customers are good and has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts as a result of such competition. Based upon its historical experience and customer relationships, the Company does not expect to experience any adverse effects from such competition in the foreseeable future, even as it attempts to increase its market share for popular price products. Contract bottling operations compete against other bottlers located throughout the Southeast. The Company experiences similar competition in connection with its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

REGULATION AND TAXATION

    The production, importing and sale of wine and spirits is subject to extensive regulation by certain federal and state agencies, and the Company is required to obtain various permits, bonds and licenses to comply with regulations. Pursuant to federal and state environmental requirements, the Company is required to obtain permits and licenses to operate certain facilities, and to treat and remove effluents discharged from its distilling, winery and bottling operations. Management believes it is presently in material compliance with all applicable federal and state regulations. See Item 3. Legal Proceedings for a discussion of certain environmental matters previously filed against the Company.

    Alcoholic beverages produced and bottled by the Company are subject to substantial federal excise taxes. Excise taxes are imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified citrus wine. Tax rates on spirits were increased from $12.50 to $13.50 per proof gallon effective January 1, 1991. Effective at the same time, tax rates on fortified wines were increased by $.90 per gallon. Where necessary and competitively feasible, the Company has increased its prices to offset tax increases. Management believes that such tax increases have adversely affected the total unit volume of alcoholic beverages sold industry-wide.

    The Company's fortified wine products, as an ingredient of alcoholic beverages, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company's beverage ingredients business.

EMPLOYEES

    As of September 30, 1996, the Company had approximately 375 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months when the bulk of contract bottling takes place. None of the Company's employees are members of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 70 employees, is fully unionized. Management believes that its relations with its employees are good.

FORWARD LOOKING STATEMENTS

    From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

    The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of 4 principal buildings with approximately 250,000 square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 square feet on 27.5 acres. The Winter Haven facility consists of 3 principal buildings with approximately 140,000 square feet on 30 acres. The Virgin Islands facility consists of 6 principal buildings with approximately 200,000 square feet on 30 acres. The Company leases approximately 14,600 square feet of office space in West Palm Beach, Florida for its executive offices. Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company, except as set forth below.

    In June 1994, C. J. Spirits, Incorporated filed an action against the Company in the Circuit Court of Hillsborough County, Florida, alleging, among other things, breach of contract, conversion of goods, trademark infringement and unfair trade practices, and seeks unspecified dollar damages in excess of $15,000. The Company has denied these allegations and has filed a counterclaim seeking in excess of $100,000 for expenses and taxes advanced on behalf of C. J. Spirits. Management believes that there are substantial defenses to C. J. Spirits' action and, in addition, no damages were sustained by C. J. Spirits. Discovery is proceeding and this matter is scheduled for trial in March 1997.

    The Company was cited by the U.S. Environmental Protection agency, Atlanta Region, (the "EPA") in an Administrative Complaint served July 16, 1993, alleging violations of the Resource Conservation and Recovery Act and seeking civil penalties of up to $781,400. The Company defended the EPA enforcement action, and in 1994 a settlement was concluded. The settlement provided for a civil penalty of $100,000, which was paid in 1995, and a requirement that the Company invest $1,000,000 in capital pollution control expenditures through 1999. This settlement did not have any measurable impact on the Company's continuation of its manufacturing operations.

    On November 13, 1995, the Company filed an Arbitration Demand against the former stockholders of Blair arising out of the Company's acquisition of Blair pursuant to an Agreement and Plan of Merger dated April 22, 1994, as amended, (the "Merger Agreement"). As part of the acquisition of Blair, Blair executed, and the Company guaranteed, a note (the "Note") in the amount of $4,844,361 payable over a five-year period to the former Blair stockholders and Charmer Industries, Inc. ("Charmer"). On July 15, 1996, the Company filed an Amended Arbitration Demand, which also named Charmer as a Respondent. In the arbitration proceeding, the Company alleges that various misrepresentations were made by the Respondents in connection with the Merger Agreement and seeks damages and rescission of the transaction and the Note. On October 2, 1996, Charmer filed an application in the United States District Court for the Southern District of Florida, seeking to stay the arbitration as against Charmer on the ground that Charmer should not be compelled to arbitrate the claims. The Court is expected to rule on the application in January 1997.

    On August 2, 1996, the selling Blair stockholders filed a counterclaim against the Company in the arbitration proceeding. The counterclaim alleges that the Company violated the Merger Agreement in various respects and seeks unspecified damages, including legal fees, accounting fees and other expenses.

    On November 21, 1995, the former Blair stockholders and Charmer commenced a proceeding against the Company and Blair in the Supreme Court of the State of New York, County of New York, alleging that the sale of certain assets of Blair to David Sherman Corp. constituted an "Early Payment Event," accelerating all remaining payments under the Note referred to above. The Plaintiffs seek judgment in the amount of the balance remaining under the Note with interest. By agreement among the parties, no further action was taken in the proceeding until November 8, 1996, when the plaintiffs gave notice to the Company that the adjournment of the proceedings was being terminated. On November 29, 1996, the Company served a motion seeking to compel the plaintiffs to arbitrate their claims pursuant to the arbitration provision of the Merger Agreement. That motion has not been decided by the Court as of this date. Since the outstanding balance of the Note is already recorded in the Company's books and records, this litigation will not have an adverse material effect on the financial condition of the Company.

    The Company's claims in arbitration and the counterclaims of the Respondents in the arbitration have not yet been heard by the arbitration panel. The parties are currently conducting discovery and final hearing is scheduled to begin on August 4, 1997. Because discovery is at an early stage, the Company cannot evaluate the likely outcome of the arbitration proceeding or the New York State Supreme Court action. However, the Company intends to vigorously pursue its claims and believes it has substantial defenses to the claims asserted against it.

    The Company has brought suit in the Supreme Court of the State of New York, County of New York, against the accounting firm of Ernest Loewenwarter alleging accounting malpractice and fraud. The acts alleged arise out of the acquisition of Blair. The Company seeks $10,000,000 in damages. Defendant Lowenwarter moved to dismiss the amended complaint on December 11, 1996, which notice was denied by the Court. Discovery has not commenced.

    In 1995, Plaintiff Isidore Becker obtained an order allowing him to enter judgment against SCH Industries, Inc., a subsidiary of Virgin Islands Rum Industries, Ltd., in the amount of $206,830.75. Supplementary proceedings with respect to execution on this judgment are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1) The Company's Common Stock has been traded in the over-the-counter market since the Company's initial public offering on October 13, 1992, and since that date has been listed in the Nasdaq National Market System under the symbol "TODH." The following table sets forth the high and low closing quotations for the stock for each quarter during the past two fiscal years and reported by Nasdaq. The prices reflect inter-dealer quotations without retail mark-ups, mark downs or commissions, and do not necessarily represent actual transactions.

PERIOD                                                                           HIGH        LOW
-----------------------------------------------------------------------------   -------    -------
Fiscal 1995
  First quarter..............................................................   $16 1/2    $13 3/4
  Second quarter.............................................................    16         12
  Third quarter..............................................................    13 3/4      8 5/8
  Fourth quarter.............................................................    10 3/8      7 1/4
Fiscal 1996
  First quarter..............................................................     8 1/2      6
  Second quarter.............................................................     8 3/8      7 1/2
  Third quarter..............................................................     9 7/8      7 1/2
  Fourth quarter.............................................................     9 1/2      8 1/8

(2) Number of stockholders of record as of December 10, 1996: 90.

(3) No dividend was paid to stockholders during the fiscal years ended September 30, 1995 and 1996. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data are derived from the Company's audited consolidated financial statements. The following data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales........................................................  $  78,197  $  70,191  $  73,316  $  67,125  $  61,500
Cost of goods sold...............................................     58,428     54,564     55,972     52,535     47,932
                                                                   ---------  ---------  ---------  ---------  ---------
Gross profit.....................................................     19,769     15,627     17,344     14,590     13,568
Selling, general and administrative expenses.....................     11,483     11,599      9,619      8,176      7,368
                                                                   ---------  ---------  ---------  ---------  ---------
Operating income.................................................      8,286      4,028      7,725      6,414      6,200
Other income (expense):
  Interest income................................................      1,036        740        403        282        482
  Interest expense...............................................     (4,351)    (4,015)    (2,543)    (1,886)    (3,156)
  Investment transactions........................................     --         --         --            289        168
  Other, net.....................................................        766        252      2,900      1,858        728
                                                                   ---------  ---------  ---------  ---------  ---------
Income from continuing operations before income taxes............      5,737      1,005      8,485      6,957      4,422
Income tax expense...............................................      1,192      1,060      1,871      2,237      1,638
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations.........................      4,545        (55)     6,614      4,720      2,784
Discontinued operations, net of income tax benefit...............     --        (10,740)        11     --         --
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item..........................      4,545    (10,795)     6,625      4,720      2,784
Extraordinary item, net of income tax benefit....................     --           (468)    --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................  $   4,545  $ (11,263) $   6,625  $   4,720  $   2,784
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Net income per share
  Primary
    Income (loss) from continuing operations.....................  $    0.92  $   (0.01) $    1.40  $    1.05  $     .89
    (Loss) from discontinued operations..........................     --          (2.19)    --         --         --
    Extraordinary item...........................................     --          (0.10)    --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
      Net income (loss)..........................................  $    0.92  $   (2.30) $    1.40  $    1.05  $     .89
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
  Fully diluted
    Income (loss) from continuing operations.....................  $    0.91  $   (0.01) $    1.39  $    1.04  $     .89
    (Loss) from discontinued operations..........................     --          (2.19)    --         --         --
    Extraordinary item...........................................     --          (0.10)    --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
      Net income (loss)..........................................  $    0.91  $   (2.30) $    1.39  $    1.04  $     .89
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Cash dividends per share.........................................     --         --         --         --      $     .10

Weighted average shares outstanding
  Primary........................................................      4,955      4,906      4,746      4,487      3,115
  Fully diluted..................................................      4,969      4,906      4,761      4,522      3,115

BALANCE SHEET DATA (AT PERIOD END):
Working capital..................................................  $  33,517  $  35,435  $  32,526  $  20,650  $  11,008
Total assets.....................................................     98,859    103,787    104,134     61,727     61,240
Short-term debt..................................................      2,152      2,264      2,289      4,620     12,144
Long-term debt...................................................     51,292     57,759     49,740     23,324     25,688
Stockholders' equity.............................................     31,448     26,865     37,919     26,074     15,015

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables set forth certain income statement items as a percentage of net sales, and certain information on net sales in each of the Company's operating categories.

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Net sales.....................................................      100.0%       100.0%       100.0%
Cost of goods sold............................................       74.7         77.7         76.3
                                                                    -----        -----        -----
Gross margin..................................................       25.3         22.3         23.7
Selling, general and administrative expenses..................       14.7         16.6         13.1
                                                                    -----        -----        -----
Operating income..............................................       10.6          5.7         10.6
Other income (expense), net...................................       (3.3)        (4.3)         1.0
                                                                    -----        -----        -----
Income from continuing operations before income taxes.........        7.3          1.4         11.6
Income tax expense............................................        1.5          1.5          2.6
                                                                    -----        -----        -----
Income (loss) from continuing operations......................        5.8%         (0.1)%        9.0%
                                                                     -----        -----        -----
                                                                     -----        -----        -----

                                                                  YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Beverage ingredients.........................................  $  29,404  $  25,905  $  22,829
Popular price spirits........................................     16,385     12,766     11,951
Contract bottling............................................     19,267     19,840     22,473
Vinegar and cooking wine.....................................      7,625      5,190      4,366
Bahamian operations..........................................      2,525      1,959      8,139
Other........................................................      2,991      4,531      3,558
                                                               ---------  ---------  ---------
                                                               $  78,197  $  70,191  $  73,316
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The following table provides certain unit sales volume data for each of the periods indicated.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Beverage ingredients:
  Distilled products, in proof gallons...............................      9,883      8,540      7,313
  Fortified citrus wine, in gallons..................................      7,128      6,409      5,622
Popular price spirits, in cases......................................      1,181      1,137      1,083
Contract bottling, in cases..........................................      5,099      5,048      5,632

    The Company's primary businesses are production of citrus and cane-based alcoholic beverage ingredients for other manufacturers; contract bottling of coolers, prepared cocktails and other beverages; and production and bottling of popular price spirits for distribution in the Southeast. The Company also imports and distributes alcoholic beverages throughout the United States and produces vinegar, cooking wine and certain other alcohol related products.

    Beverage ingredients produced by the Company include fortified citrus wine, citrus brandy, citrus and cane spirits and rum. Also included in this category is grain alcohol which the Company buys in bulk and resells as bulk or packaged grain alcohol. Overall unit sales of beverage ingredients increased approximately 14% in 1996. Unit sales of rum have increased since 1994 due to the acquisition of the Company's Virgin Islands operations in February 1994. The Company expanded the production capacity of the Virgin Islands facility by 40% during 1995 and has shifted a substantial part of its domestic rum production offshore in order to capitalize on the lower raw material costs available in the Virgin Islands. Unit sales of fortified citrus wine have increased substantially in 1995 and 1996 primarily due to increased sales to one of the Company's largest wine customers due to management's decision to expand geographically by acquiring the Louisville, Kentucky facility in December 1993. Unit sales of citrus brandy decreased 6% in 1996. Sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future.

    Popular price spirits produced by the Company are distributed under the Company's proprietary labels and those of major retailers of liquor in the Southeast and include rum, vodka, gin, cordials, brandies and whiskies. Since the acquisition of the Virgin Islands operations in February 1994, the Company also produces and sells popular price spirits in the U. S. Virgin Islands. The Company is importing, marketing and distributing a limited number of alcoholic beverages from the former Blair product line in the United States. During 1995 and the first three quarters of 1996 the Company's popular price products experienced a decrease in profit margins due to increased costs of raw materials which the Company elected to absorb in order to maintain market share. During the fourth quarter of 1996 the cost of raw materials decreased and the Company was able to increase prices.

    The Company's contract bottling operations consist primarily of bottling coolers, prepared cocktails and other non-alcoholic beverages. The Company's contract bottling volume decreased in 1995 due to the loss of certain bottling customers and some bottling customers discontinuing products. In addition, one of the Company's largest bottling customers decreased its orders for bottling services in accordance with its plan to transfer production to its own facility. The Company continues to provide a significant amount of contract bottling services to this customer. The underutilization of the Company's bottling facilities has significantly impacted the Company's profitability due to its high overhead costs. During 1995, management reduced labor and overhead costs in an effort to return this division to profitability. The Company's contract bottling volume increased slightly in 1996. While contract bottling volume to the Company's significant bottling customers was down slightly, this was offset by the addition of new customers and new business with an existing customer. Management is actively seeking to utilize its remaining capacity by bottling additional types of beverages and through expansion in the territories it serves.

    During the quarter ended September 30, 1995, the Company discontinued the operations of Blair, sold substantially all of its assets, terminated its employees, closed its facilities and began liquidating its remaining assets. The Company acquired Blair in August 1994. At that time management believed that Blair would enhance the Company's national sales capabilities and provide an entry to the imported wine and spirits segment of the alcohol beverage market. However, beginning in January 1995, Blair incurred substantial operating losses. In 1995, the losses from Blair amounted to $10,740,124 (net of tax benefit of $935,883), including operating losses during the phase out period of $1,871,173. These losses resulted from, among other things, the failure to meet exaggerated sales and gross profit projections furnished to the Company, certain unrecorded liabilities, surplus inventories, and inadequate reserves for uncollectible receivables, all of which were uncovered subsequent to the acquisition. The Company is reserving all rights that it has to indemnification from the selling shareholders of Blair under the Merger Agreement relating to the acquisition. See Item 3. Legal Proceedings.

    The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's product lines. Historically, gross margins have been highest in beverage ingredients and lower in popular price, contract bottling and vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's largest bottling customers. Although gross profit per case for the Company's bottling customers are approximately equal, some customers pay the Company to purchase all raw materials. As a result, net sales and cost of goods sold with respect to products bottled for these customers are higher, and gross margins are lower, than for other bottling customers which supply their own raw materials.

    Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward looking statements that involve a nunber of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions.

    The following discussion relates to the results of continuing operations.

FISCAL 1996 COMPARED TO FISCAL 1995

    NET SALES. Net Sales for the year ended September 30, 1996, were $78.2 million, an 11% increase when compared to net sales of $70.2 million for the year ended September 30, 1995.

    Beverage Ingredients net sales increased 14% during fiscal 1996 due to volume increases in both distilled products and fortified citrus wine. Distilled products volume increased 16% and fortified citrus wine volume increased 11%. The increase in distilled products volume was due to a 108% increase in export sales of grain alcohol, a 5% increase in sales of rum, and a 37% increase in sales of citrus spirits. These increases were offset by a 6% decrease in sales of citrus brandy. The increase in citrus wine volume is due to increased sales to new and existing customers. The average unit price for distilled products decreased 2% due to the increase in export sales of grain alcohol which have a lower unit price than other distilled products. The average unit price for fortified citrus wine increased 3%.

    Net sales of popular price spirits increased 28%. The increase in net sales is due to the Company's new business of importing, marketing and distributing branded alcoholic beverages, including its own Cruzan Rum. Net sales of popular price spirits without the branded beverages decreased 9%. The decrease was due to soft demand in the Southeast and a decrease in tourism in the Virgin Islands.

    In the Company's contract bottling operations, net sales decreased 3%. The net decrease in sales was due to the loss of a bottling customer for which the company purchased all raw materials which was partially offset by increases in sales to new and existing customers.

    Net sales of vinegar and cooking wine increased 47%. The increase in net sales was due to the construction of a new facility in Kentucky which began shipping vinegar at the end of fiscal 1995.

    GROSS PROFIT. Gross profit for fiscal 1996 was $19.8 million compared to $15.6 million for fiscal 1995. Gross margin increased to 25.3% for fiscal 1996 from 22.3% for fiscal 1995. The increase in gross margin is due to improved margins for most of the Company's products as well as a change in product and customer mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1996 were $11.5 million compared to $11.6 million for fiscal 1995, and as a percentage of net sales, were 14.7% in fiscal 1996 compared to 16.6% in fiscal 1995. Selling, general and administrative expenses for fiscal 1996 increased $1.5 million due to marketing expenses related to the new business of importing, marketing and distributing branded alcoholic beverages. Selling, general and administrative expenses for fiscal 1995 included $1.6 million of non recurring professional fees, litigation costs and write-offs of intangibles and bad debts.

    INTEREST EXPENSE. The net increase in interest expense was approximately $336,000 for fiscal 1996 compared to fiscal 1995. Interest expense decreased for fiscal 1996 by approximately $767,000 due to a combination of the Company paying down debt during the year and entering into an interest rate swap on the Company's bank note in the Virgin Islands which reduced the Company's interest rate to a fixed rate of 8.46% from prime plus one. During fiscal 1995 the Company allocated approximately $1,102,000 of interest expense from continuing operations to discontinued operations.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 21% for fiscal 1996 and 105% for fiscal 1995. The low tax rate in 1996 is due to income from the Virgin Islands operations which has a 90% exemption from income taxes. In 1995, the Company incurred additional income tax expense from the repatriation of previously undistributed earnings of its Bahamian subsidiary.

FISCAL 1995 COMPARED TO FISCAL 1994

    NET SALES. Net sales for the year ended September 30, 1995 were $70.2 million, a 4% decrease when compared to net sales of $73.3 million for the year ended September 30, 1994. Beverage ingredients net sales increased 13% during fiscal 1995. Distilled products volume increased 17% and fortified citrus wine volume increased 14%. The distilled products volume increase was due to a 55% increase in rum volume from the Virgin Islands operations acquired on February 4, 1994, which was partially offset by a 10% decrease in citrus brandy volume. Net sales of popular price spirits increased 7% due to a 5% increase in cases sold and a 2% increase in the average price per case. In the Company's contract bottling operations, net sales decreased 12% due primarily to a 10% decrease in the number of cases bottled. The primary reason for the lower amount of net sales in fiscal 1995 was the sale of the Bahamian liquor operations in August 1994. Net sales from those operations were approximately $6.1 million in fiscal 1994.

    GROSS PROFIT. Gross profit for fiscal 1995 was $15.6 million compared to $17.3 million for fiscal 1994. Gross margin decreased to 22.3% for fiscal 1995 from 23.7% for fiscal 1994. The decrease was due to a reduction in the Company's gross margin on popular price spirits of approximately 10% and a reduction in gross margin on contract bottling of approximately 4%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in fiscal 1995 were $11.6 million, compared to $9.6 million in the prior year and, as a percentage of net sales, were 16.6% in fiscal 1995 compared to 13.1% in fiscal 1994. The dollar increase was due to several factors, the more significant of which are as follows: an additional four months of expenses from the Virgin Islands operations ($.6 million), corporate office salaries and professional fees ($.5 million), litigation costs ($.5 million), and write-offs of intangibles and bad debts ($.6 million). These increases were offset in part by a decrease in the selling, general and administrative expenses of the Bahamian operations ($.7 million) due to the sale of the Bahamian liquor operation.

    INTEREST EXPENSE. Interest expense increased approximately $1,472,000 during fiscal 1995 compared to the prior year due primarily to the additional indebtedness incurred on the Company's acquisitions during fiscal 1994 and to finance property and equipment additions. Also, the Company refinanced a major portion of its debt during November 1994.

    INCOME TAX EXPENSE. The Company's income tax expense for the year ended September 30, 1995 was affected by several factors. The Company's U.S. operations incurred a net operating loss of approximately $6.0 million but incurred additional income tax expense from the repatriation of previously undistributed earnings of the Bahamian subsidiary and for the earnings of the Virgin Islands operations. The Company has a 90% exemption from income taxes on the income of the Virgin Islands operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash provided by operating activities was $10.6 million for fiscal 1996 compared to net cash used in operating activities of $2.0 million in fiscal 1995. The largest components of net cash provided by (used in) operating activities are summarized as follows for the fiscal years ended September 30, 1996 and 1995:

                                                                               1996            1995
                                                                           -------------  --------------
Net income (loss)........................................................  $   4,544,798  $  (11,263,482)
Adjustments to net income (loss):
  Depreciation and amortization..........................................      4,048,125       4,712,291
  Loss on impairment of assets...........................................       --             4,466,478
  Deferred income taxes..................................................      1,056,000        (328,000)
Change in operating assets and liabilities...............................     (1,713,207)      2,905,350
Discontinued operation...................................................      2,728,277      (2,853,063)
Other....................................................................        (31,465)        314,400
                                                                           -------------  --------------
Net cash provided by (used in) operating activities......................  $  10,632,528  $   (2,046,026)
                                                                           -------------  --------------
                                                                           -------------  --------------

    The Company had net income of $4.5 million in fiscal 1996 compared to a net loss of $11.3 million in fiscal 1995. The net loss in fiscal 1995 included a loss from discontinued operations of $10.7 million, an extraordinary item of $.5 million relating to the early extinguishment of debt and approximately $.9 million in additional income tax expense due to the repatriation of $2.5 million of previously undistributed earnings of the Bahamian subsidiary.

    The Company incurred higher amortization expense in fiscal 1995 due to a significant increase in intangibles relating to the acquisition of Blair in 1994. In the fourth quarter of fiscal 1995, when the operations of Blair were discontinued, the Company recorded a loss on impairment of assets relating to these intangibles.

    In fiscal 1996 the Company's deferred income tax assets decreased due to its use of a portion of its net operating loss carryforward and the recognition, for tax purposes, of certain expenses of the discontinued operations. This resulted in $1,056,000 of deferred income tax expense. In fiscal 1995, when the Company incurred the net operating loss, the Company recorded a net deferred income tax benefit of $328,000.

    In fiscal 1996, the Company's operating assets and liabilities increased $1,713,207. This increase relates to the Company's overall increase in sales and unit volume. In fiscal 1995, the Company's operating assets and liabilities decreased $2,905,350 due to classifying the assets and liabilities of Blair as assets and liabilities of discontinued operations.

    The net assets of the discontinued operations at the end of fiscal 1995 were $2,853,063. During fiscal 1996, the Company liquidated most of these assets and liabilities and as of September 30, 1996 the net assets of discontinued operations were $124,786.

    Net cash used in investing activities was $3.5 million for fiscal 1996 compared to net cash used in investing activities of $10.6 million during fiscal 1995.

    During fiscal 1996, the Company received $1.6 million from payments on notes receivable and purchased $4.9 million of property and equipment. During fiscal 1995, the Company received $.9 million from payments on notes receivable, purchased $7.2 million of property and equipment and purchased $4.6 million of certificates of deposit.

    During fiscal 1996 the Company's net cash used in financing activities was $6.5 million compared to net cash provided by financing activities of $7.7 million in fiscal 1995. During fiscal 1996 the Company reduced its line of credit by $4.1 million and paid down long-term debt by $2.5 million. During fiscal 1995 the Company increased borrowings on its line of credit by $10.1 million, received proceeds from the issuance of Common Stock of $.2 million, paid down its long-term debt by $2.1 million and paid $.5 million of loan closing costs.

    The Company's long-term debt was $53.4 million as of September 30, 1996, and its ratio of long-term debt to equity was 1.7 to 1.

    The Company has operated in the Bahamas since 1964. Under Bahamian law, the Company pays no taxes on the profits from these operations, and such profits have generally been retained in the Bahamas, including a portion which has been invested in real estate. In addition, the Company has generally not paid United States federal income taxes on such profits. Repatriation of these profits could result in a significant United States federal income tax liability to the Company (see Note 8 to the consolidated financial statements).

    Management believes that cash provided by operating activities and the availability of cash from the revolving credit note will be sufficient to fund the Company's operations and anticipated investment activities for at least the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and financial statement schedule of the Company and its subsidiaries, and the report of independent auditors are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information with respect to the directors and executive officers of the Company as of December 16, 1996.

            NAME                 AGE                POSITION OR OFFICE HELD
----------------------------     ---     ---------------------------------------------
A. Kenneth Pincourt, Jr.         65      Chairman of the Board and Chief Executive
                                          Officer
Jay S. Maltby                    46      President, Chief Operating Officer and
                                          Director
Thomas A. Valdes                 53      Executive Vice President and Director
D. Chris Mitchell                47      Senior Vice President -- Sales and Director
Troy Edwards                     57      Treasurer and Chief Financial Officer
Joseph A. Loveland, Jr.          64      Vice President, Secretary, General Counsel
                                          and Director
Ousik Yu                         43      Senior Vice President -- Manufacturing
W. Gregory Robertson             53      Director
Leonard G. Rogers                67      Director

    A. KENNETH PINCOURT, JR. -- Mr. Pincourt founded the Company in 1964 and has been its Chief Executive Officer and a director since its inception and Chairman of the Board since 1985. Prior to founding the Company, Mr. Pincourt practiced law in the State of Florida. Mr. Pincourt is a member of the Board of Directors of the Distilled Spirits Council of the United States.

    JAY S. MALTBY -- Mr. Maltby joined the Company in January 1995 as President, Chief Operating Officer and a director. Prior to joining the Company, Mr. Maltby was employed by Bacardi Imports, Ltd. since 1978. He has held numerous executive positions with that company, the latest of which was Vice President of Finance and Operations and also as a member of its Executive Committee.

    THOMAS A. VALDES -- Mr. Valdes joined the Company in July 1995 as Executive Vice President. Mr. Valdes was appointed a director on December 16, 1996 to replace Mr. Arnold R. Beinstein who resigned as of December 11, 1996 for reasons of health. Mr. Valdes will serve as a director until the next annual meeting of shareholders. Prior to joining the Company, Mr. Valdes held various executive positions with Bacardi Imports, Ltd. since 1979, the latest of which was Vice President of Marketing and Operations.

    D. CHRIS MITCHELL -- Mr. Mitchell joined the Company in 1984 as manager of the Lake Alfred bottling operation and was promoted to Vice President -- Sales in 1989 and appointed as Senior Vice President in January 1994. Mr. Mitchell has been a director of the Company since 1991. Prior to joining the Company, Mr. Mitchell was general manager of bottling operations for United States Distilled Products from 1980 to 1984.

    TROY EDWARDS -- Mr. Edwards joined the Company in 1980 and has served as Treasurer, Controller and Assistant Secretary since that time. In 1993 he was appointed Chief Financial Officer. Prior to joining the Company, Mr. Edwards served as Vice President of Administrative and Financial Services for New South Manufacturing Company, a private label industrial chemical products concern.

    JOSEPH A. LOVELAND, JR. -- Mr. Loveland joined the Company as Secretary, General Counsel and director in 1992 and was appointed Vice President in 1993. Since 1989, Mr. Loveland has practiced law in California. From 1987 to 1989, Mr. Loveland was Vice President -- Legal Affairs for Dollar-Rent-A-Car Systems, Inc. and prior to that time was Vice President, General Counsel and Secretary for Ramada Inns, Inc.

    OUSIK YU -- Mr. Yu joined the Company in 1990 and has served as Vice President -- Bottling Operations since that time until his appointment as Senior Vice President -- Beverage Division in January 1994. In 1996, Mr. Yu was appointed Senior Vice President -- Manufacturing. From 1986 through 1989, Mr. Yu was employed by Brown-Forman, most recently as manager of packaging/process engineering. Prior thereto from 1981 to 1986, he was employed in plant engineering by The Stroh's Brewery Company.

    W. GREGORY ROBERTSON -- Mr. Robertson joined the Company as a director on September 27, 1995. In 1989, Mr. Robertson founded TM Capital Corp., a private New York City-based investment banking firm. Prior to founding TM Capital Corp., Mr. Robertson was an Executive Vice President and Director of Thomson McKinnon Securities Inc., where he headed the firm's investment banking and public finance activities. Mr. Robertson is also a director of Vicon Industries, Inc. of Melville, New York (CCTV systems and components).

    LEONARD G. ROGERS -- Mr. Rogers joined the Company as a director in 1992. He was Chairman of the Board of the Company from 1974 to 1985 and since 1985 has been a private investor. From 1969 to 1974, Mr. Rogers was Senior Vice President -- Consumer Products Division for Gulf & Western Industries.

BOARD OF DIRECTORS

    The Company's Amended and Restated Certificate of Incorporation provides for a Board of Directors of three classes as nearly equal in number as practicable with directors elected for three-year terms. The Board presently consists of seven directors. Messrs. Valdes and Robertson currently serve as Class I directors. Mr. Robertson's term expires at the annual meeting of stockholders to be held in 1999 and Mr. Valdes' term expires at the annual meeting of stockholders to be held in 1997. Messrs. Loveland and Rogers currently serve as Class II directors for a term expiring at the annual meeting of stockholders to be held in 1997, and Messrs. Pincourt, Maltby and Mitchell serve as Class III directors for a term expiring at the annual meeting of stockholders to be held in 1998. Generally, executive officers are elected by and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1996, 1995 and 1994, of those persons who were, for the fiscal year ended September 30, 1996 (i) the chief-executive officer and
(ii) the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                     COMPENSATION
                                                                                     -------------
                                                       ANNUAL COMPENSATION (1)        OPTIONS (3)
                                                  ---------------------------------   (NUMBER OF       ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR       SALARY    BONUS (2)     OPTIONS)     COMPENSATION (4)
------------------------------------------------  ---------  ----------  ----------  -------------  ----------------
A. Kenneth Pincourt, Jr. .......................       1996  $  314,734  $  110,000       --          $   46,256(5)
 Chairman of the Board, President and Chief            1995     309,397      65,000       --              13,656
 Executive Officer                                     1994     248,925     130,000       60,000          22,927

Arnold R. Beinstein (7) ........................       1996     160,605      33,000       --              13,884
 Vice Chairman of the Board                            1995     255,771      55,000       --              13,656
                                                       1994     200,765     110,000       25,000          22,927

Jay S. Maltby ..................................       1996     240,000      85,000       50,000          15,854(6)
 President                                             1995     180,000      50,000       --               1,970(6)
                                                       1994      --          --           --               --

Thomas A. Valdes ...............................       1996     175,000      65,000       37,500           --
 Executive Vice President                              1995      37,019      --           --               --
                                                       1994      --          --           --               --

Joseph A. Loveland, Jr. ........................       1996     168,342      23,000       --              13,884
 Vice President, General Counsel and Secretary         1995     165,987      23,000       --              13,656
                                                       1994     109,231      15,000       20,000          10,874

------------------------

(1) No other annual compensation, such as perquisites, is shown because no named executive officers received perquisites with a total value which exceeded the lesser of $50,000 or 10% of his salary and bonus.

(2) Amounts awarded under the Company's discretionary bonus arrangement.

(3) See table regarding Stock Options for information regarding the value of such options.

(4) Represents amounts awarded under the Company's defined contribution pension plan.

(5) Also includes $32,372 which represents an amount equal to the dollar value of life insurance premiums on Mr. Pincourts life insurance policy paid by the Company.

(6) Also includes $1,970 in 1996 and 1995 which represents an amount equal to the dollar value of life insurance premiums on Mr. Maltby's life insurance policy paid by the Company.

(7) Resigned as of December 11, 1996 for reasons of health.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    In August 1992, the Company entered into an employment agreement with Mr. Pincourt having an initial term ending in August 1997 which is renewable thereafter for successive one-year periods, unless earlier terminated. Under this agreement, Mr. Pincourt is entitled to a base salary of approximately $230,000, subject to increases at the discretion of the Board of Directors, and is entitled to participate in all Company compensation arrangements or plans, including the Company's discretionary bonus arrangement, employee stock option plan and pension plan.

    In January 1995, the Company entered into an employment agreement with Mr. Maltby for a period of three years. Under this agreement, as amended, Mr. Maltby receives a base salary of $240,000, subject to increases at the discretion of the Board of Directors, and is entitled to participate in all Company compensation arrangements and plans, including the Company's discretionary bonus arrangement, employee stock option plan and pension plan. Mr. Maltby is also entitled to receive 10,000 stock options per year. In the event of termination of employment by the Company for other than death, disability or cause, Mr. Maltby is entitled to a sum equal to the Mr. Maltby base salary for the balance of the employment period or $480,000, whichever is greater.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information regarding stock options granted to certain of the five named executive officers during fiscal 1996. In addition, in accordance with SEC rules, the table shows the hypothetical gains or "options spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF
                                                                                                          STOCK PRICE
                                          SECURITIES                                                    APPRECIATION FOR
                                             UNDER     PERCENT OF TOTAL                                 OPTION TERM (2)
                                            OPTIONS     OPTIONS GRANTED    EXERCISE                           ($)
                                          GRANTED (1)   TO EMPLOYEES IN      PRICE      EXPIRATION    --------------------
NAME                                           #          FISCAL YEAR         ($)          DATE          5%         10%
----------------------------------------  -----------  -----------------  -----------  -------------  ---------  ---------
Jay S. Maltby...........................      50,000             57%           8.125          2006      255,250    647,245
Thomas A. Valdes........................      37,500             43%           8.125          2006      191,438    485,438

------------------------

(1) These options were granted on February 15, 1996 and become exercisable as to 20% per annum of the optioned shares commencing January 3, 1996, with respect to those granted to Mr. Maltby, and July 10, 1996, with respect to Mr. Valdes.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend on the actual stock price on date of exercise.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

    No options were exercised by any of the five named executive officers. The following table sets forth information with respect to the five named executive officers concerning the unexercised options held on September 30, 1996.

                                                                 NO. OF SHARES COVERED BY   VALUE OF IN-THE-MONEY
                                                                    OUTSTANDING STOCK         OUTSTANDING STOCK
                                                                       OPTIONS (1)               OPTIONS (2)
                                                                           (#)                       ($)
                                                                 ------------------------  ------------------------
                                                                                  NOT                       NOT
NAME                                                             EXERCISABLE  EXERCISABLE  EXERCISABLE  EXERCISABLE
---------------------------------------------------------------  -----------  -----------  -----------  -----------
A. Kenneth Pincourt, Jr........................................      60,000       --           --           --
Arnold R. Beinstein............................................      42,500        8,750       59,063       29,531
Jay S. Maltby..................................................      10,000       40,000       12,500       50,000
Thomas A. Valdes...............................................      --           37,500       --           46,875
Joseph A. Loveland, Jr.........................................      26,500        6,500       21,938       21,938

------------------------

(1) These options have exercise prices ranging from $6 to $12.25 and are exercisable during the period from 1996 to 2006.

(2) Amounts reflecting gains on outstanding options based on September 30, 1996 stock prices less the exercise price of the options.

BOARD OF DIRECTORS COMPENSATION; MEETINGS; COMMITTEES

    COMPENSATION

    Each non-employee director of the Company receives $20,000 per year and is reimbursed for out-of-pocket expenses incurred in attending meetings.

    MEETINGS

    The Board of Directors of the Company held a total of four meetings during fiscal year 1996 with five directors attending all of the meetings and two directors attending four meetings.

    COMMITTEES

    The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee. The Board does not have a standing Nominating Committee.

AUDIT COMMITTEE

    The Audit Committee independently communicates with the Company's auditors regarding its financial condition. The present members of the Audit Committee are Messrs. Robertson, who joined the Committee in September 1995, and Rogers. The Audit Committee held two meetings during fiscal 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Stock Option Committee of the Board of Directors was established to determine the cash and other incentive compensation, if any, to be paid to the Company's executive officers. The Compensation and Stock Option Committee is also responsible for the administration of and awards under the Company's 1992 Employee Stock Option Plan. This Committee currently consists of Messrs. Robertson, who joined the Committee in September 1995, and Rogers. The Compensation and Stock Option Committee was established in August, 1992, in anticipation of the Company's October 1992 initial public offering. No executive officer of the Company serves as an officer, director or member of a compensation committee of any other entity, an executive officer or director of which is a member of the Compensation and Stock Option Committee of the Company. The Compensation and Stock Option Committee met twice during fiscal 1996.

    The policies of the Compensation and Stock Option Committee in making executive compensation decisions for fiscal 1994, 1995 and 1996 are consistent with those of the Board of Directors applicable for fiscal 1992, when the Company was privately held, recognizing that the Company is now publicly-owned. Each member abstains from any vote regarding any compensation to be paid by the Company to such member.

    As disclosed above, Mr. Pincourt is the chairman, chief executive officer and principal stockholder of the Company. Mr. Pincourt has borrowed from the Company on a revolving loan basis during the fiscal year ended September 30, 1996. The largest amount of principal outstanding at any time during such period was $294,750. The interest rate on these loans has been the prime rate as announced from time to time by the Company's then-principal lender. All of said indebtedness was repaid in full and, as of the close of such fiscal year, no indebtedness was outstanding. Under the terms of the Company's refinancing of its indebtedness, principal amounts of such borrowings may not exceed $300,000 in the aggregate.

    In addition, during fiscal 1996, the Company paid, on Mr. Maltby's behalf, $15,285 for whole-life insurance premiums, which amount was subsequently repaid by Mr. Maltby.

    Management believes that all of the transactions set forth above have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arm's-length transactions under similar circumstances. All transactions during fiscal 1996 and any future transactions between the Company and any of its officers, directors or other affiliates are subject to review and approval by the Company's Audit Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based on a review of copies of filings received by the Company and representations of its officers and directors, Management believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act has been filed in a timely manner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT BENEFICIAL OWNERSHIP

    On December 10, 1996, there were 4,923,464 shares of Common Stock outstanding.

    The following table sets forth the number of shares and percentage owned of the Company's Common Stock beneficially owned as of December 10, 1996 by (i) owners of more than five percent of the Common Stock, (ii) each director and officer of the Company, and (iii) all officers and directors of the Company as a group.

                                                                                NUMBER OF      PERCENTAGE
NAME OF OFFICER OR DIRECTOR (1)                                                 SHARES (2)        OWNED
----------------------------------------------------------------------------  --------------  -------------
A. Kenneth Pincourt, Jr.....................................................    2,003,985           38.9%
A. Kenneth Pincourt, Jr., as Trustee (3)....................................      179,693            3.5
Arnold R. Beinstein.........................................................       44,250           *
Jay S. Maltby...............................................................       11,000           *
Thomas A. Valdes............................................................        1,000           *
D. Chris Mitchell...........................................................       28,150           *
Joseph A. Loveland, Jr......................................................       26,500           *
Troy Edwards................................................................       29,400           *
Leonard G. Rogers...........................................................          400           *
Ousik Yu....................................................................       39,500           *
W. Gregory Robertson........................................................        2,500           *
All officers and directors as a group.......................................    2,366,378           45.9%

NAME AND ADDRESS OF OTHER BENEFICIAL OWNERS
----------------------------------------------------------------------------
Heartland Advisors, Inc.....................................................      518,000(4)        10.1%
790 North Milwaukee Street
Milwaukee, WI 53202

------------------------

*   less than 1%

(1) Except as described in (3) below each person listed above has sole voting power and sole investment power with respect to the shares owned by such person.

(2) Includes an aggregate of 228,750 shares that may be acquired by such persons within 60 days of December 10, 1996 upon exercise of outstanding options under the Company's 1992 Employee Stock Option Plan, as amended, as follows:
    A. Kenneth Pincourt, Jr. -- 60,000; Arnold R. Beinstein -- 42,500; D. Chris Mitchell -- 23,750; Joseph A. Loveland, Jr. -- 26,500; Troy Edwards -- 26,500; Ousik Yu -- 39,500; and Jay S. Maltby -- 10,000.

(3) Mr. Pincourt has sole power and authority to vote and dispose of such shares on behalf of his sister, Ferne Pincourt, pursuant to a Revocable Trust Agreement, dated April 7, 1992. Under applicable rules relating to beneficial ownership under the Act, Mr. Pincourt may also be deemed to beneficially own such shares.

(4) Based upon Schedule 13G of Heartland Advisors, Inc., with respect to shares of the Company's Common Stock, received by the Company, which Schedule discloses such stock ownership as of February 9, 1996. The Schedule further reports sole voting power as to 490,000 of the shares and dispositive power as to 518,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Compensation Committee Interlocks and Insider Participation," for information regarding certain transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    See "Index to Financial Statements and Financial Statement Schedules".

(b) Exhibits

    See "Index to Exhibits".

(c) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 16th day of December, 1996.

                                TODHUNTER INTERNATIONAL, INC.

                                By:         /s/ A. KENNETH PINCOURT, JR.
                                     -----------------------------------------
                                         A. Kenneth Pincourt, Jr., Chairman
                                               of the Board and Chief
                                                 Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

    /s/ A. KENNETH PINCOURT, JR.       Chairman of the Board and Chief
------------------------------------    Executive Officer (Principal         December 16, 1996
      A. Kenneth Pincourt, Jr.          Executive Officer)

                  *                    Treasurer and Chief Financial
------------------------------------    Officer (Principal Financial and     December 16, 1996
            Troy Edwards                Accounting Officer)

                  *
------------------------------------                 Director                December 16, 1996
          Thomas A. Valdes

                  *
------------------------------------                 Director                December 16, 1996
            Jay S. Maltby

                  *
------------------------------------                 Director                December 16, 1996
       Joseph A. Loveland, Jr.

                  *
------------------------------------                 Director                December 16, 1996
          D. Chris Mitchell

                  *
------------------------------------                 Director                December 16, 1996
          Leonard G. Rogers

                  *
------------------------------------                 Director                December 16, 1996
        W. Gregory Robertson

*By:   /s/ A. KENNETH PINCOURT, JR.
      ------------------------------
         A. Kenneth Pincourt, Jr.
             Attorney-in-Fact

                         TODHUNTER INTERNATIONAL, INC.
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                     PAGE
                                                                                                                   ---------
(a)
           Financial Statements
           Independent Auditor's Report..........................................................................     23
           Consolidated balance sheets as of September 30, 1996 and 1995.........................................     24
           Consolidated statements of operations for the years ended September 30, 1996, 1995 and 1994...........     25
           Consolidated statements of stockholders' equity for the years ended September 30, 1996, 1995 and           26
            1994.................................................................................................
           Consolidated statements of cash flows for the years ended September 30, 1996, 1995 and 1994...........     27
           Notes to consolidated financial statements............................................................     29
(b)
           Financial Statement Schedules
           Independent Auditors Report on Financial Statement Schedule...........................................     44
           Schedule II   Valuation and Qualifying Accounts.......................................................     45

    All of the other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the Registrant's consolidated financial statements.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

    We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                          /s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 27, 1996

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        1996            1995
                                                                                    -------------  --------------
Current Assets
  Cash and cash equivalents.......................................................  $   2,594,246  $    2,000,581
  Certificates of deposit.........................................................      4,494,375       4,584,434
  Trade receivables...............................................................     11,232,609      10,249,034
  Other receivables...............................................................      1,573,864       1,414,295
  Inventories.....................................................................     18,614,304      17,364,574
  Notes receivable, current maturities............................................      1,510,389       1,499,885
  Deferred income taxes...........................................................      2,156,000       3,343,000
  Other current assets............................................................      1,358,434       2,319,990
  Assets of discontinued operations...............................................        544,719       6,000,904
                                                                                    -------------  --------------
    Total current assets..........................................................     44,078,940      48,776,697
Long-Term Notes Receivable, less current maturities...............................      7,768,504       9,293,102
Property and Equipment, less accumulated depreciation 1996 $24,705,488; 1995
 $21,338,661......................................................................     43,122,543      41,845,626
Property Held for Lease, less accumulated depreciation 1996 $871,330; 1995
 $766,208.........................................................................      1,445,845       1,479,852
Goodwill, less accumulated amortization 1996 $637,606; 1995 $604,861..............        454,913         487,658
Other Assets......................................................................      1,988,051       1,903,686
                                                                                    -------------  --------------
                                                                                    $  98,858,796  $  103,786,621
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt............................................  $   2,152,206  $    2,263,559
  Accounts payable................................................................      5,053,661       4,654,813
  Accrued interest expense........................................................      1,261,542       1,281,736
  Other accrued expenses..........................................................      1,674,539       2,200,589
  Liabilities of discontinued operations..........................................        419,933       2,940,784
                                                                                    -------------  --------------
    Total current liabilities.....................................................     10,561,881      13,341,481
Note Payable, Bank................................................................       --            10,000,000
Long-Term Debt, less current maturities...........................................     51,292,490      47,759,020
Deferred Income Taxes.............................................................      4,784,000       4,915,000
Other Liabilities.................................................................        354,330         488,823
                                                                                    -------------  --------------
                                                                                       66,992,701      76,504,324
                                                                                    -------------  --------------
Minority Interest.................................................................        417,784         417,784
                                                                                    -------------  --------------
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares, no
   shares issued..................................................................       --              --
Common stock, par value $.01 per share; authorized 10,000,000 shares issued and
 outstanding 1996 4,923,464 shares; 1995 4,916,964 shares.........................         49,235          49,170
Additional paid-in capital........................................................     11,788,539      11,749,604
Retained earnings.................................................................     19,610,537      15,065,739
                                                                                    -------------  --------------
                                                                                       31,448,311      26,864,513
                                                                                    -------------  --------------
                                                                                    $  98,858,796  $  103,786,621
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------
                                                                         1996            1995            1994
                                                                    --------------  --------------  --------------
Sales.............................................................  $  121,066,640  $  118,585,016  $  117,859,246
  Less excise taxes...............................................      42,870,108      48,393,855      44,543,438
                                                                    --------------  --------------  --------------
    Net sales.....................................................      78,196,532      70,191,161      73,315,808
Cost of goods sold................................................      58,427,344      54,564,214      55,971,865
                                                                    --------------  --------------  --------------
    Gross profit..................................................      19,769,188      15,626,947      17,343,943
Selling, general and administrative expenses......................      11,482,737      11,598,922       9,618,472
                                                                    --------------  --------------  --------------
    Operating income..............................................       8,286,451       4,028,025       7,725,471
                                                                    --------------  --------------  --------------
Other income (expense):
  Interest income.................................................       1,035,811         740,036         403,480
  Interest expense................................................      (4,350,791)     (4,014,878)     (2,543,231)
  Gain on insured fire damage.....................................        --              --             1,601,451
  Gain (loss) on sale of Bahamian liquor operations...............        --              (350,054)      1,080,917
  Other, net......................................................         765,592         602,067         217,312
                                                                    --------------  --------------  --------------
                                                                        (2,549,388)     (3,022,829)        759,929
                                                                    --------------  --------------  --------------
    Income from continuing operations before income taxes.........       5,737,063       1,005,196       8,485,400
                                                                    --------------  --------------  --------------
Income tax expense:
  Current.........................................................         136,265         452,809         538,900
  Deferred........................................................       1,056,000         607,883       1,332,000
                                                                    --------------  --------------  --------------
                                                                         1,192,265       1,060,692       1,870,900
                                                                    --------------  --------------  --------------
    Income (loss) from continuing operations......................       4,544,798         (55,496)      6,614,500
                                                                    --------------  --------------  --------------
Discontinued operations:
  Income (loss) from operations, net of income tax benefit of
   $205,593 in 1995...............................................        --              (490,407)         10,508
  (Loss) on disposal of discontinued operations including
   provision of $1,871,173 for operating losses during phase out
   period, net of income tax benefit of $730,290..................        --           (10,249,717)       --
                                                                    --------------  --------------  --------------
                                                                          --           (10,740,124)         10,508
                                                                    --------------  --------------  --------------
    Income (loss) before extraordinary item.......................       4,544,798     (10,795,620)      6,625,008
Extraordinary item, expenses related to early extinguishment of
 debt, net of income tax benefit of $251,927......................        --              (467,862)       --
                                                                    --------------  --------------  --------------
      Net income (loss)...........................................  $    4,544,798  $  (11,263,482) $    6,625,008
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Earnings per common share:
  Primary:
    Income (loss) from continuing operations......................  $         0.92  $        (0.01) $         1.40
    (Loss) from discontinued operations...........................        --                 (2.19)       --
    Extraordinary item............................................        --                 (0.10)       --
                                                                    --------------  --------------  --------------
      Net income (loss)...........................................  $         0.92  $        (2.30) $         1.40
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
  Fully diluted:
    Income (loss) from continuing operations......................  $         0.91  $        (0.01) $         1.39
    (Loss) from discontinued operations...........................        --                 (2.19)       --
    Extraordinary item............................................        --                 (0.10)       --
                                                                    --------------  --------------  --------------
      Net income (loss)...........................................  $         0.91  $        (2.30) $         1.39
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Common shares and equivalents outstanding:
  Primary.........................................................       4,955,088       4,905,998       4,745,795
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
  Fully diluted...................................................       4,969,436       4,905,998       4,761,432
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                  COMMON STOCK
                                              ---------------------   ADDITIONAL                        TOTAL
                                                SHARES                  PAID-IN        RETAINED     STOCKHOLDERS'
                                                ISSUED     AMOUNT       CAPITAL        EARNINGS         EQUITY
                                              ----------  ---------  -------------  --------------  --------------
Balance, September 30, 1993.................   4,427,500  $  44,275  $   6,325,718  $   19,704,213  $   26,074,206
  Issuance of common stock in connection
   with stock warrants, net of stock
   offering costs...........................     150,000      1,500        957,781        --               959,281
  Issuance of common stock in connection
   with employee stock options..............      43,500        435        260,565        --               261,000
  Issuance of common stock in connection
   with business acquisition................     261,214      2,612      3,997,388        --             4,000,000
  Net income................................      --         --           --             6,625,008       6,625,008
                                              ----------  ---------  -------------  --------------  --------------
Balance, September 30, 1994.................   4,882,214     48,822     11,541,452      26,329,221      37,919,495
  Issuance of common stock in connection
   with employee stock options..............      34,750        348        208,152        --               208,500
  Net (loss)................................      --         --           --           (11,263,482)    (11,263,482)
                                              ----------  ---------  -------------  --------------  --------------
Balance, September 30, 1995.................   4,916,964     49,170     11,749,604      15,065,739      26,864,513
  Issuance of common stock in connection
   with employee stock options..............       6,500         65         38,935        --                39,000
  Net income................................      --         --           --             4,544,798       4,544,798
                                              ----------  ---------  -------------  --------------  --------------
Balance, September 30, 1996.................   4,923,464  $  49,235  $  11,788,539  $   19,610,537  $   31,448,311
                                              ----------  ---------  -------------  --------------  --------------
                                              ----------  ---------  -------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                         1996            1995           1994
                                                                     -------------  --------------  -------------
Cash Flows From Operating Activities
  Net income (loss)................................................  $   4,544,798  $  (11,263,482) $   6,625,008
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation...................................................      3,837,646       3,459,317      3,033,469
    Amortization...................................................        210,479       1,252,974        444,484
    Loss on impairment of assets...................................       --             4,466,478
    (Gain) on sale of intangible assets............................       --              (119,844)      --
    (Gain) on investment transactions..............................       --              --               (5,423)
    (Gain) loss on sale of property and equipment..................        (48,556)         71,008        (25,023)
    (Gain) on insured fire damage..................................       --              --           (1,601,451)
    (Gain) loss on sale of Bahamian liquor operations..............       --               350,054     (1,080,917)
    Equity in earnings of affiliated companies, net of
     distributions.................................................         17,091          13,182         10,419
    Deferred income taxes..........................................      1,056,000        (328,000)     1,332,000
    Minority interest in net income................................       --              --                3,206
    Changes in assets and liabilities:
      (Increase) decrease in:
        Receivables................................................     (1,143,144)      3,477,892     (1,629,373)
        Inventories................................................     (1,249,730)      1,121,564     (2,232,193)
        Other assets...............................................        961,556       1,240,734     (2,027,382)
      Increase (decrease) in:
        Accounts payable...........................................        398,848      (4,776,401)       403,549
        Accrued interest expense...................................        (20,194)      1,281,736       --
        Other accrued expenses.....................................       (526,050)        360,142     (1,221,039)
        Other liabilities..........................................       (134,493)        199,683        146,035
      Discontinued operations, net of $207,057 of property and
       equipment in 1995...........................................      2,728,277      (2,853,063)      --
                                                                     -------------  --------------  -------------
          Net cash provided by (used in) operating activities......     10,632,528      (2,046,026)     2,175,369
                                                                     -------------  --------------  -------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment.....................         76,762          44,774         65,972
  Principal payments received on notes receivable..................      1,576,164         939,287      1,151,631
  Proceeds from sale of Bahamian liquor operations.................       --              --            1,492,651
  Proceeds from insurance settlement...............................       --              --            4,234,356
  Purchase of property and equipment...............................     (4,901,705)     (7,155,626)    (7,260,151)
  Disbursements for notes receivable...............................        (62,070)        (42,670)      (371,000)
  Net cash acquired in acquisitions................................       --              --            1,128,625
  Purchase of certificates of deposit..............................     (4,565,381)     (4,584,434)      --
  Redemption of certificates of deposit............................      4,655,440        --             --
  (Increase) decrease in goodwill and other assets.................       (279,190)        155,523       (282,375)
  Other............................................................       --              --               17,909
                                                                     -------------  --------------  -------------
          Net cash provided by (used in) investing activities......     (3,499,980)    (10,643,146)       177,618
                                                                     -------------  --------------  -------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                         1996            1995           1994
                                                                     -------------  --------------  -------------
Cash Flows From Financing Activities
  Net borrowings (payments) under line of credit arrangements......  $  (4,064,324) $   10,124,244  $   3,187,646
  Proceeds from issuance of common stock...........................         39,000         208,500      1,251,000
  Proceeds from long-term borrowings...............................       --              --              500,000
  Principal payments on long-term borrowings.......................     (2,513,559)     (2,130,571)    (4,825,330)
  Disbursements for loan closing costs.............................       --              (458,382)      (454,532)
  Stock offering costs paid........................................       --              --              (30,719)
                                                                     -------------  --------------  -------------
          Net cash provided by (used in) financing activities......     (6,538,883)      7,743,791       (371,935)
                                                                     -------------  --------------  -------------
          Net increase (decrease) in cash and cash equivalents.....        593,665      (4,945,381)     1,981,052
Cash and cash equivalents:
  Beginning........................................................      2,000,581       6,945,962      4,964,910
                                                                     -------------  --------------  -------------
  Ending...........................................................  $   2,594,246  $    2,000,581  $   6,945,962
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------

                See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS:

    Todhunter International, Inc. and subsidiaries (the "Company") produces citrus-based brandy, distilled spirits, rum and fortified wine used as ingredients in a variety of alcoholic beverages; bottles coolers and prepared cocktails and other beverages on a contract basis; and produces a line of popular price spirits for distribution in the Southeast. The Company also imports and distributes alcoholic beverages throughout the United States and produces vinegar, cooking wine and other certain alcohol related products.

    A summary of the Company's significant accounting policies follows:

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Todhunter International, Inc. and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    ACCOUNTING ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS:

    The Company considers certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains depository accounts in excess of FDIC insured limits. It has not experienced any credit losses in such accounts and does not anticipate any losses.

    INVENTORIES:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR LEASE:

    Property and equipment and property held for lease are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of depreciable assets. Estimated lives are as follows:

                                                                                                  YEARS
                                                                                                ---------
Land improvements.............................................................................   3 to 20
Buildings and improvements....................................................................   3 to 40
Furniture, fixtures and equipment.............................................................   3 to 33

    AMORTIZATION:

    Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                                                                                  YEARS
                                                                                                ---------
Goodwill......................................................................................   20 - 40
Trade names and copyrights....................................................................   20 - 40
Other.........................................................................................   3 - 12

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES:

    Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    NET INCOME (LOSS) PER COMMON SHARE:

    The net income (loss) per common share amounts are computed using the weighted average number of common shares outstanding and dilutive common stock equivalents during the period.

    PREFERRED STOCK:

    The Company has authorized 2,500,000 shares of $.01 par value preferred stock. No terms are stated as to dividend, liquidation or other rights applicable to these shares.

NOTE 2.  INVENTORIES

    The major components of inventories as of September 30, 1996 and 1995 are:

                                                                               1996           1995
                                                                           -------------  -------------
Finished goods...........................................................  $  12,032,447  $   9,579,693
Work in process..........................................................        549,673        915,807
Raw materials and supplies...............................................      6,032,184      6,869,074
                                                                           -------------  -------------
                                                                           $  18,614,304  $  17,364,574
                                                                           -------------  -------------
                                                                           -------------  -------------

NOTE 3.  NOTES RECEIVABLE

    Notes receivable consist of the following as of September 30, 1996 and 1995:

                                                                                 1996          1995
                                                                             ------------  -------------
6% note, collateralized by general intangibles, mortgage and security agreement, monthly principal and interest payments through September
 2001......................................................................  $  4,916,667  $   6,000,000
7% note, collateralized by property and equipment, monthly principal and interest payments through September 1999, unpaid principal balance of
 $3,000,000 due in October 1999............................................     3,961,936      4,240,353
7% - 10% notes, unsecured, maturities through October 1998.................       318,141        457,100
Other......................................................................        82,149         95,534
                                                                             ------------  -------------
                                                                                9,278,893     10,792,987
Less current maturities....................................................     1,510,389      1,499,885
                                                                             ------------  -------------
                                                                             $  7,768,504  $   9,293,102
                                                                             ------------  -------------
                                                                             ------------  -------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  PROPERTY AND EQUIPMENT

    The major classifications of property and equipment as of September 30, 1996 and 1995 are:

                                                                               1996           1995
                                                                           -------------  -------------
Land.....................................................................  $   4,757,587  $   4,757,587
Land improvements........................................................      1,039,720        975,524
Buildings and improvements...............................................     14,184,693     13,147,528
Furniture, fixtures and equipment........................................     47,846,031     44,303,648
                                                                           -------------  -------------
                                                                              67,828,031     63,184,287
Less accumulated depreciation............................................     24,705,488     21,338,661
                                                                           -------------  -------------
                                                                           $  43,122,543  $  41,845,626
                                                                           -------------  -------------
                                                                           -------------  -------------

NOTE 5.  PROPERTY HELD FOR LEASE

    The major classifications of property held for lease as of September 30, 1996 and 1995 are:

                                                                                  1996          1995
                                                                              ------------  ------------
Land........................................................................  $    191,318  $    191,318
Buildings...................................................................     2,032,721     1,961,606
Furniture and equipment.....................................................        93,136        93,136
                                                                              ------------  ------------
                                                                                 2,317,175     2,246,060
Less accumulated depreciation...............................................       871,330       766,208
                                                                              ------------  ------------
                                                                              $  1,445,845  $  1,479,852
                                                                              ------------  ------------
                                                                              ------------  ------------

    Property held for lease consists of two commercial shopping centers and five residential townhomes in the Bahamas. The properties are leased on a month-to-month basis. Total rental income was $234,882, $276,375 and $273,269 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE 6.  OTHER ASSETS

    Other assets, net of accumulated amortization, consist of the following as of September 30, 1996 and 1995:

                                                                                  1996          1995
                                                                              ------------  ------------
Trade names and copyrights..................................................  $  1,306,248  $  1,156,448
Other.......................................................................       681,803       747,238
                                                                              ------------  ------------
                                                                              $  1,988,051  $  1,903,686
                                                                              ------------  ------------
                                                                              ------------  ------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCING ARRANGEMENTS

    Note payable, bank bore interest at the prime rate and was refinanced on a long-term basis in 1996, under the same terms as the revolving credit note described below.

    Long-term debt consists of the following as of September 30, 1996 and 1995:

                                                                               1996           1995
                                                                           -------------  -------------
Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on October 30, 2000 and
 2001, $4,533,334 on October 30, 2002 and $3,400,000 on October 30, 2003
 and 2004, unsecured (1).................................................  $  34,000,000  $  34,000,000
Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 150 basis points above the LIBOR rate for Eurodollar loans, principal is due in full November 1, 1997.
 The maximum amount which can be drawn on the revolving note is based on
 the borrowing base as specified in the agreement, unsecured.............      9,685,485      3,749,809
Bank note payable, interest at the prime rate plus 1%, quarterly principal payments of $250,000 collateralized by real property,
 equipment, machinery and trade receivables in the Virgin Islands (2)....      6,750,000      8,000,000
Note payable, interest at 6%, monthly principal payments of $80,739,
 unsecured...............................................................      2,825,877      3,794,749
Note payable, interest at the prime rate, monthly principal payments of
 $16,667.................................................................        183,334        383,335
Other....................................................................       --               94,686
                                                                           -------------  -------------
                                                                              53,444,696     50,022,579
Less current maturities..................................................      2,152,206      2,263,559
                                                                           -------------  -------------
                                                                           $  51,292,490  $  47,759,020
                                                                           -------------  -------------
                                                                           -------------  -------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCING ARRANGEMENTS (CONTINUED)
    Maturities of long-term debt as of September 30, 1996 are as follows:

                                       YEAR ENDING
                                      SEPTEMBER 30,                                           AMOUNT
                                     ---------------                                       -------------
1997.....................................................................................  $   2,152,206
1998.....................................................................................     11,654,357
1999.....................................................................................      8,688,133
2000.....................................................................................      8,933,333
2001.....................................................................................     10,683,333
Thereafter...............................................................................     11,333,334
                                                                                           -------------
                                                                                           $  53,444,696
                                                                                           -------------
                                                                                           -------------

------------------------

(1) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month London Interbank Offered Rate (LIBOR). The bank's rate is 8.905%. During 1996 and 1995, the Company received payments of $100,444 and $36,321, respectively, related to this agreement, and reduced interest expense accordingly.

(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2003, interest payment streams calculated on a principal balance starting at $7,500,000 and reducing starting April 1, 1996. The Company's rate is fixed at 8.46%. During 1996, the Company made payments of $27,332 related to this agreement, and increased interest expense accordingly.

    The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met.

    In October 1996, the Company transferred $2,500,000 in previously taxed income from its Bahamian subsidiary to reduce the revolving credit note.

    During 1995, the Company recognized an extraordinary loss of $467,862, net of income tax benefit of $251,927 on its early extinguishment of debt. This loss relates to the write-off of unamortized deferred financing costs due to the refinancing of long-term debt.

NOTE 8.  INCOME TAXES

    Income tax expense on income from continuing operations consists of the following for the years ended September 30, 1996, 1995 and 1994:

                                                                    1996          1995          1994
                                                                ------------  ------------  ------------
Current income tax expense (benefit):
  Federal.....................................................  $    116,265  $    485,636  $    112,891
  State.......................................................        20,000       (32,827)      426,009
                                                                ------------  ------------  ------------
                                                                     136,265       452,809       538,900
                                                                ------------  ------------  ------------
Deferred income tax expense:
  Federal.....................................................       978,000       586,883     1,177,000
  State.......................................................        78,000        21,000       155,000
                                                                ------------  ------------  ------------
                                                                   1,056,000       607,883     1,332,000
                                                                ------------  ------------  ------------
    Total income tax expense on income from continuing
     operations...............................................  $  1,192,265  $  1,060,692  $  1,870,900
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  INCOME TAXES (CONTINUED)
    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 1996 and 1995:

                                                                                  1996          1995
                                                                              ------------  ------------
Deferred tax liabilities:
  Property and equipment, principally due to differences in depreciation....  $  3,290,000  $  3,093,000
  Installment sale..........................................................     1,459,000     1,787,000
  Other.....................................................................        35,000        35,000
                                                                              ------------  ------------
                                                                                 4,784,000     4,915,000
                                                                              ------------  ------------
Deferred tax assets:
  Inventories, principally due to additional costs inventoried for tax
   purposes pursuant to the Tax Reform Act of 1986..........................       531,000       750,000
  Difference related to anticipated future expenses and allowances of
   discontinued operations..................................................       389,000     1,270,000
  Net operating loss carryfowards...........................................     1,117,000     1,323,000
  Other.....................................................................       119,000       --
                                                                              ------------  ------------
                                                                                 2,156,000     3,343,000
                                                                              ------------  ------------
Net deferred income tax liability...........................................  $  2,628,000  $  1,572,000
                                                                              ------------  ------------
                                                                              ------------  ------------

    No valuation allowance has been recorded as of September 30, 1996.

    Total income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate to income from continuing operations before income taxes as a result of the following for the years ended September 30, 1996, 1995 and 1994:

                                                                    1996          1995          1994
                                                                ------------  ------------  ------------
Computed "expected" tax expense...............................  $  1,950,602  $    351,818  $  2,969,890
(Nontaxable) taxable income and dividends from Bahamian
 subsidiary...................................................        (5,918)      777,455      (121,337)
Effect of income tax subsidy on earnings of Virgin Islands
 operations...................................................      (767,571)     (317,520)     (399,010)
Nontaxable insurance proceeds.................................       --            --           (560,507)
Effect of state taxes.........................................        (6,800)       20,000        12,772
Other.........................................................        21,952       228,939       (30,908)
                                                                ------------  ------------  ------------
    Total income tax expense on income from continuing
     operations...............................................  $  1,192,265  $  1,060,692  $  1,870,900
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

    Generally, the Bahamian subsidiary is not subject to United States taxes on income and there are no taxes on income in the Commonwealth of the Bahamas. Certain passive income of the Bahamian subsidiary is subject to United States taxes. In addition, the Internal Revenue Code provides for the taxation of previously untaxed accumulated earnings and profits of foreign corporations with excess passive assets earned during years ended September 30, 1994 through 1996. This law has been repealed effective for tax years ending after September 30, 1996. Accordingly, the tax effect of income from the Bahamian subsidiary reflected above and the undistributed earnings of the Bahamian subsidiary have been reduced by the taxable

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  INCOME TAXES (CONTINUED)
amount. The Company's share of the undistributed earnings of the Bahamian subsidiary was approximately $9,100,000 as of September 30, 1996. No provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely.

    The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes. This exemption is effective through January 31, 1999.

    The Company has available for tax reporting purposes net operating loss carryforwards of approximately $3,000,000 which expire in 2010.

NOTE 9.  LEASES

    The Company occupies office space under noncancelable operating leases which expire in 1999. Initial base rent is $28,544 payable monthly. A portion of the office space is subject to annual adjustments based on the Consumer Price Index, not to exceed 5% per year. The leases contain two renewal options of five years each.

    Future minimum lease payments, including Consumer Price Index escalations to date, under noncancelable operating leases as of September 30, 1996 are as follows:

                                       YEAR ENDING
                                      SEPTEMBER 30,                                            AMOUNT
                                     ---------------                                        ------------
1997......................................................................................  $    413,336
1998......................................................................................       420,887
1999......................................................................................       285,961
                                                                                            ------------
                                                                                            $  1,120,184
                                                                                            ------------
                                                                                            ------------

    Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $470,080, $504,432, and $406,585 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE 10.  LEGAL PROCEEDINGS

    The Company has the following legal proceedings on going as of September 30, 1996:

        1. In June 1994, C.J. Spirits, Incorporated filed an action against the Company and two of its officers, in the Circuit Court of Hillsborough Country, Florida, alleging, among other things, breach of contract, conversion of goods, trademark infringement and unfair trade practices, and seeks unspecified dollar damages in excess of $15,000. The Company has denied these allegations and has filed a counterclaim seeking in excess of $100,000 for expenses and taxes advanced on behalf of C.J. Spirits. Management believes that there are substantial defenses to C.J. Spirits' action and, in addition, no damages were sustained by C.J. Spirits. Discovery is proceeding and this matter is scheduled for trial in March 1997.

        2. On November 13, 1995, the Company filed an Arbitration Demand against the former stockholders of Blair arising out of the Company's acquisition of Blair pursuant to an Agreement and Plan of Merger dated April 22, 1994, as amended (the "Merger Agreement"). As part of the acquisition of Blair, Blair executed, and the Company guaranteed, a note in the amount of $4,844,361 payable over a five-year period to the former Blair stockholders and Charmer Industries, Inc. ("Charmer"). On July 15, 1996, the Company filed an Amended Arbitration Demand, which also named Charmer as a Respondent. In the arbitration proceeding, the Company alleges various misrepresentations were made by the Respondents in connection with the Merger Agreement and seeks damages and rescission of the

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  LEGAL PROCEEDINGS (CONTINUED)
    transaction and the note. On October 2, 1996, Charmer filed an application in the United States District Court for the Southern District of Florida, seeking to stay the arbitration as against Charmer on the grounds that Charmer should not be compelled to arbitrate the claims. The Court is expected to rule on the application in January 1997.

        On August 2, 1996, the selling Blair stockholders filed a counterclaim against the Company in the arbitration proceeding. The counterclaim alleges that the Company violated the Merger Agreement in various respects and seeks unspecified damages, including legal fees, accounting fees and other expenses.

        On November 21, 1995, the former Blair stockholders and Charmer commenced a proceeding against the Company and Blair in the Supreme Court of the State of New York, County of New York, alleging that the sale of certain assets of Blair to David Sherman Corp. constituted an "Early Payment Event," accelerating all remaining payments under the note referred to above. The Plaintiffs seek judgment in the amount of the balance remaining on the note with interest. By agreement among the parties, no further action was taken in the proceeding until November 8, 1996, when the plaintiffs gave notice to the Company that the adjournment of the proceedings was being terminated. On November 29, 1996, the Company served a motion seeking to compel the plaintiffs to arbitrate their claims pursuant to the arbitration provision of the Merger Agreement. That motion has not been decided by the Court as of this date. Since the outstanding balance of the note is already recorded in the Company's books and records, this litigation will not have an adverse material effect on the financial condition of the Company.

        The Company's claims in arbitration and the counterclaims of the Respondents in the arbitration have not yet been heard by the arbitration panel. The parties are currently conducting discovery and the final hearing is scheduled to begin on August 4, 1997. Because discovery is at an early stage, the Company cannot evaluate the likely outcome of the arbitration proceeding or the New York State Supreme Court action. However, the Company intends to vigorously pursue its claims and believes it has substantial defenses to the Claims asserted against it.

        3. The Company has brought suit in the Supreme Court of the State of New York, County of New York, against the former independent accounting firm for Blair alleging accounting malpractice and fraud. The acts alleged arise out of the acquisition of Blair. The Company seeks $10,000,000 in damages. The defendant moved to dismiss the amended complaint on December 11, 1996, which notice was denied by the Court. Discovery has not commenced.

NOTE 11.  STOCK OPTION PLAN

    On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% for the nonqualified options or 100% for the qualified stock options of the fair market value at the date of the grant, but in no event less than the initial public offering price of the common stock for a period of three years after the offerings. As of September 30, 1996, 1,400,000 shares are authorized for issuance under the option plan. On November 3, 1992, the Company granted options to purchase an aggregate of 200,000 shares at the exercise price of $6 per share. These rights vest 25% per year commencing on November 3, 1993 and expire on November 3, 2002. On April 11, 1994, the Company granted additional options to purchase an aggregate of 200,000 shares at the exercise price of $12.25 per share, the fair market value of the Company's stock at the grant date. Those rights vest at 33 1/3% per year commencing on January 1, 1995 and expire on April 11, 2004. On February 15, 1996, the Company granted additional options to purchase an aggregate of 87,500 shares at the exercise price of $8.125, the fair market value of the Company's stock at the grant date. Those rights vest at 20% per year commencing on

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  STOCK OPTION PLAN (CONTINUED)
January 3, 1996 for 50,000 shares and July 10, 1996 for 37,500 shares and expire on February 15, 2006. During the years ended September 30, 1996, 1995, and 1994 the Company received a total of $39,000, $208,500 and $261,000 upon the exercise of stock options for 6,500, 34,750 and 43,500 shares, respectively.

    A reconciliation of the Company's stock option activity, and related information, for the years ended September 30 follows:

                                                          1994                    1995                     1996
                                                 ----------------------  -----------------------  ----------------------
                                                             EXERCISE                 EXERCISE                EXERCISE
                                                               PRICE                    PRICE                   PRICE
                                                 NUMBER OF   WEIGHTED    NUMBER OF    WEIGHTED    NUMBER OF   WEIGHTED
                                                  OPTIONS     AVERAGE     OPTIONS      AVERAGE     OPTIONS     AVERAGE
                                                 ---------  -----------  ----------  -----------  ---------  -----------
Outstanding, beginning of year.................    200,000   $    6.00      356,500   $    9.51     321,750   $    9.89
Granted........................................    200,000       12.25       --          --          87,500        8.13
Exercised......................................    (43,500)       6.00      (34,750)       6.00      (6,500)       6.00
Forfeited......................................     --          --           --          --          --          --
                                                 ---------  -----------  ----------       -----   ---------       -----
Outstanding, end of year.......................    356,500   $    9.51      321,750   $    9.89     402,750   $    9.57
                                                 ---------  -----------  ----------       -----   ---------       -----
                                                 ---------  -----------  ----------       -----   ---------       -----
Exercisable at end of year.....................      6,500                   88,417                 216,084
                                                 ---------               ----------               ---------
                                                 ---------               ----------               ---------

    The following table summarizes information about the stock options at September 30, 1996:

                                                                     NUMBER         NUMBER
                                                                 OUTSTANDING AT   EXERCISABLE
                                                                 SEPTEMBER 30,   AT SEPTEMBER
EXERCISE PRICE                                                        1996         30, 1996      EXPIRATION DATE
---------------------------------------------------------------  --------------  -------------  ------------------
$6.000.........................................................       115,250         65,250      November 2002
12.250.........................................................       200,000        133,334        April 2004
8.125..........................................................        87,500         17,500      February 2006
                                                                      -------    -------------
                                                                      402,750        216,084
                                                                      -------    -------------
                                                                      -------    -------------

    Statement of Financial Accounting Standards Number 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("FAS 123") was issued in October 1995. This Statement, which is effective for the Company during the fiscal year ending September 30, 1997, establishes a fair value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of existing generally accepted accounting principles ("APB 25"). The Statement requires pro forma disclosures, as if FAS 123 had been adopted, for option grants made after December 31, 1994, when companies elect to continue to account for stock-based compensation plans in accordance with APB
25. The Company has elected not to adopt FAS 123 and will present the required pro forma disclosure as if the expense recognition elements of the Statement were adopted. The pro forma effects on net income and earnings per share of applying FAS 123 during 1996 and 1995 are insignificant.

NOTE 12.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company has made net sales of approximately $12,100,000, $12,264,000 and $11,060,000 to a major customer for the years ended September 30, 1996, 1995 and 1994, respectively. Included in trade receivables was $634,087 and $662,000 from this customer as of September 30, 1996 and 1995, respectively.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (CONTINUED)
    Sales and operating income from continuing operations for the years ended September 30, 1996, 1995, and 1994 and identifiable assets from continuing operations as of the end of each period classified by geographic area, were as follows:

                                                                                     U. S. VIRGIN
                                                                                      ISLANDS AND
                                                                      UNITED STATES   THE BAHAMAS   CONSOLIDATED
                                                                      -------------  -------------  -------------
September 30, 1996:
  Net sales.........................................................  $  66,052,948  $  12,143,584  $  78,196,532
  Operating income..................................................      5,673,351      2,613,100      8,286,451
  Identifiable assets...............................................     64,030,346     34,283,731     98,314,077
September 30, 1995:
  Net sales.........................................................     60,713,673      9,477,488     70,191,161
  Operating income..................................................      1,769,150      2,258,875      4,028,025
  Identifiable assets...............................................     65,909,593     31,876,124     97,785,717
September 30, 1994:
  Net sales.........................................................     60,573,401     12,742,407     73,315,808
  Operating income..................................................      5,638,803      2,086,668      7,725,471
  Identifiable assets...............................................     72,727,575     31,406,357    104,133,932

NOTE 13.  GAIN ON INSURED FIRE DAMAGE

    During September 1993, the Company experienced a fire at one of its facilities. Damage from the fire (except for a $50,000 deductible) was fully covered by insurance. The cost of inventory and the net book value of property and equipment which was destroyed amounted to approximately $1,970,000. During 1994 the Company agreed on terms with its insurance carrier for the replacement of assets destroyed or damaged. The insurance proceeds received in excess of the net book value of the damaged assets and related clean-up and repair costs were included in other income for the years ended September 30, 1994 and 1993.

NOTE 14.  PENSION PLAN

    The Company has a defined contribution retirement plan which covers substantially all U. S. Employees. Contributions to the plan were approximately $456,000 $462,000, and $420,000 for the years ended September 30, 1996, 1995 and
1994, respectively. The Company contributes 5.5% of an employee's compensation, plus 5.3% of compensation in excess of $48,000 for the year ended September 30, 1994 and 6.0% of an employee's compensation, plus 5.5% of compensation in excess of $60,600 for the years ended September 30, 1996 and 1995. Generally, contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets, which are held by a corporate trustee.

NOTE 15.  BUSINESS ACQUISITIONS

    On February 4, 1994, the Company acquired Virgin Islands Rum Industries, Ltd., a Virgin Islands Corporation ("VIRIL"), from VI Acquisition Partnership, a New York general partnership, for an aggregate purchase price of $16 million. VIRIL is a manufacturer of rum which it sells throughout the Virgin Islands and in the United States under the "Cruzan" label and is a supplier of bulk rum to other bottlers and distillers in the United States. This acquisition has been accounted for as a purchase. Operations since the acquisition date are included in the consolidated financial statements.

    On August 4, 1994, the Company acquired Blair Importers, Ltd. for 261,214 shares of the Company's stock having a value of $4,000,000. This acquisition has been accounted for as a purchase and its operations since the acquisition date are included in the consolidated financial statements under the caption discontinued operations.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  SALE OF BAHAMIAN LIQUOR OPERATIONS

    On August 31, 1994, the Company sold its Bahamian liquor operations and recognized a gain of $1,080,917. During 1995, the purchase price was adjusted by $350,054 under the terms of the sale agreement.

NOTE 17.  DISCONTINUED OPERATIONS

    During July 1995, the Company decided to discontinue the operations of Todhunter Imports, Ltd., formerly known as Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995.

    Revenues and interest expense allocated to the discontinued operations were as follows:

                                                                                              INTEREST
                         YEAR ENDED SEPTEMBER 30,                              REVENUES       EXPENSE
                              ---------------                                -------------  ------------
1996.......................................................................  $     493,994  $    201,605
1995.......................................................................     22,352,924     1,102,413
1994.......................................................................      3,059,663        79,828

    Interest expense was allocated based on financed inventory and receivable balances.

    As of September 30, 1996 and 1995, the assets and liabilities of the discontinued operations consisted of the following:

                                                                                           1996          1995
                                                                                        -----------  -------------
Assets:
  Cash and cash equivalents...........................................................  $    11,679  $     215,994
  Receivables.........................................................................      315,981      5,778,768
  Inventories.........................................................................      893,696      2,040,622
  Other current assets................................................................        4,107          8,463
  Property and equipment..............................................................      --             207,057
  Less adjustment for write-down of accounts receivable and inventories to estimated
   net realizable value...............................................................     (680,744)    (2,250,000)
                                                                                        -----------  -------------
                                                                                        $   544,719  $   6,000,904
                                                                                        -----------  -------------
                                                                                        -----------  -------------
Liabilities:
  Accounts payable....................................................................  $    23,728  $   1,029,202
  Anticipated future expenses to disposal date........................................      396,205      1,911,582
                                                                                        -----------  -------------
                                                                                        $   419,933  $   2,940,784
                                                                                        -----------  -------------
                                                                                        -----------  -------------

    Discontinued operations include management's best estimate of the amounts expected to be realized on the sale of the remaining inventory, the collection of the remaining receivables and the remaining costs and expenses to be incurred to complete the disposal. The amounts the Company will ultimately realize or expend could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18.  STATEMENT OF CASH FLOWS INFORMATION

                                                                          1996          1995            1994
                                                                      ------------  -------------  --------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest........................................................  $  4,370,985  $   3,699,296  $    2,623,059
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
    Income taxes....................................................  $    140,181  $   1,090,897  $    1,860,175
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
Supplemental Schedule of Noncash Investing and Financing Activities
  Refinancing of long-term debt.....................................  $    --       $  34,000,000  $     --
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
  Intangible assets exchanged for note receivable...................  $    --       $   6,000,000  $     --
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
  Subsidiaries acquired for:
    Investment in affiliated companies..............................       --            --             2,575,104
    Long-term borrowings............................................       --            --             5,000,000
    Acquisition costs...............................................       --            --               305,274
    Common stock issued.............................................       --            --             4,000,000
    Less cash received..............................................       --            --            (1,433,899)
    Less note receivable............................................       --            --              (602,151)
                                                                      ------------  -------------  --------------
                                                                      $    --       $    --        $    9,844,328
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
    Receivables.....................................................  $    --       $    --        $    5,079,339
    Inventories.....................................................       --            --             7,670,986
    Notes receivable................................................       --            --               381,846
    Deferred income taxes...........................................       --            --             1,545,000
    Other current assets............................................       --            --               323,074
    Property and equipment, net.....................................       --            --            10,077,182
    Other assets....................................................       --            --            11,543,305
    Accounts payable................................................       --            --            (5,030,753)
    Accrued expenses................................................       --            --            (2,006,663)
    Other liabilities...............................................       --            --              (116,210)
    Long-term debt..................................................       --            --           (19,622,778)
                                                                      ------------  -------------  --------------
                                                                      $    --       $    --        $    9,844,328
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18.  STATEMENT OF CASH FLOWS INFORMATION (CONTINUED)

                                                                          1996          1995            1994
                                                                      ------------  -------------  --------------
  Disposition of business for:
    Cash............................................................  $    --       $    --        $    1,492,651
    Note receivable.................................................       --            --             4,500,000
    Receivables.....................................................       --            --            (1,073,052)
    Inventories.....................................................       --            --            (2,261,106)
    Other current assets............................................       --            --               (17,076)
    Property and equipment, net.....................................       --            --            (1,061,584)
    Notes receivable................................................       --            --               (59,066)
    Other assets....................................................       --            --              (562,751)
    Accounts payable................................................       --            --                   600
    Accrued expenses................................................       --            --                 1,050
    Minority interest...............................................       --            --               121,251
                                                                      ------------  -------------  --------------
    Gain on disposition of business.................................  $    --       $    --        $    1,080,917
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------
Debt issued in exchange for property and equipment..................  $    --       $    --        $      600,000
                                                                      ------------  -------------  --------------
                                                                      ------------  -------------  --------------

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        The carrying amounts approximate fair values as of September 30, 1996 and 1995 for cash and cash equivalents, certificates of deposit, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

        NOTES RECEIVABLE: The fair value of the Company's notes receivable has been determined based on available market information and management's estimate of current market conditions of similar instruments.

        LONG-TERM DEBT AND NOTES PAYABLE, BANK: The fair value of the Company's long-term debt and note payable, bank is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

                                                  CARRYING AMOUNT                  FAIR VALUE
                                            ----------------------------  ----------------------------
                                                1996           1995           1996           1995
                                            -------------  -------------  -------------  -------------
Financial assets:
  Notes receivable........................  $   9,278,893  $  10,792,987  $   9,161,449  $  10,534,901
Financial liabilities:
  Note payable, bank......................       --           10,000,000       --           10,000,000
  Long-term debt, including interest rate
   swaps..................................     53,444,696     50,022,579     55,628,630     51,370,736

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20.  EARNINGS PER COMMON SHARE

    Primary earnings per common share are calculated by dividing net income by the average common stock outstanding and common stock equivalents assuming the exercise of stock options at an average market price. On a fully diluted basis, shares outstanding are adjusted to assume the exercise of stock options at the ending market price.

                                                                            1996           1995           1994
                                                                        ------------  --------------  ------------
Net income (loss).....................................................  $  4,544,798  $  (11,263,482) $  6,625,008
                                                                        ------------  --------------  ------------
                                                                        ------------  --------------  ------------
Determination of shares:
  Weighted average number of common shares outstanding................  $  4,919,060  $    4,905,998  $  4,616,392
  Shares issuable on exercise of stock options, net of shares assumed
   to be repurchased..................................................        50,376        *              145,040
                                                                        ------------  --------------  ------------
Average common shares outstanding for fully diluted computation.......  $  4,969,436  $    4,905,998  $  4,761,432
                                                                        ------------  --------------  ------------
                                                                        ------------  --------------  ------------
Earnings per common share:
  Primary.............................................................  $       0.92  $        (2.30) $       1.40
  Fully diluted.......................................................          0.91           (2.30)         1.39

------------------------

*Shares not included in computation since effect is anti-dilutive.

                         TODHUNTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER                                                          FIRST       SECOND        THIRD        FOURTH
------------------------------------------------------------  -----------  -----------  -----------  ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND GROSS MARGIN
                                                                                     DATA)
1996
Net sales...................................................  $  19,027    $  19,638    $  19,189    $   20,343
Gross profit................................................      5,089        5,587        4,962         4,131
Gross margin................................................       26.7%        28.4%        25.9%         20.3%
Income from continuing operations...........................      1,491        1,382        1,169           503
Net income..................................................      1,491        1,382        1,169           503
Per share data, fully diluted:
  Income from continuing operations.........................       0.30         0.28         0.24          0.09
  Net income................................................       0.30         0.28         0.24          0.09

1995
Net sales...................................................  $  16,687    $  15,065    $  20,530    $   17,909
Gross profit................................................      4,484        4,464        4,622         2,057
Gross margin................................................       26.9%        29.6%        22.5%         11.5%
Income (loss) from continuing operations....................      1,062        1,125        1,034       (3,276)
Net income (loss)...........................................      1,500          895          368      (14,026)
Per share data, fully diluted:
  Income (loss) from continuing operations..................       0.21         0.23         0.20        (0.65)
  Net income (loss).........................................       0.30         0.18         0.07        (2.85)

1994
Net sales...................................................  $  14,782    $  17,871    $  21,807    $   18,856
Gross profit................................................      3,589        4,735        5,556         3,464
Gross margin................................................       24.3%        26.5%        25.5%         18.4%
Income from continuing operations...........................        987        1,855        2,207         1,566
Net income..................................................        987        1,855        2,207         1,576
Per share data, fully diluted:
  Income from continuing operations.........................       0.21         0.40         0.47          0.32
  Net income................................................       0.21         0.40         0.47          0.32

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Todhunter International, Inc.
West Palm Beach, Florida

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule II for the years ended September 30, 1996, 1995, and 1994 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 27, 1996

                                                                     SCHEDULE II

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                      ALLOWANCE FOR DISCOUNTED OPERATIONS

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Balance, beginning of period.........................................  $   2,250,000  $    --        $    --
  Additional charged to expense......................................       --            2,250,000       --
  Deductions resulting from realization of losses and expenses for discontinued operations which were previously charged to
   expense...........................................................     (1,569,256)      --             --
                                                                       -------------  -------------  -------------
Balance, end of period...............................................  $     680,744  $   2,250,000  $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                         TODHUNTER INTERNATIONAL, INC.
                               INDEX TO EXHIBITS

      2.1     Subscription Agreement dated as of January 5, 1994 between Todhunter
               International, Inc. and Virgin Islands Rum Industries, Ltd. (2)

      2.2     Stock Purchase Agreement dated as of January 5, 1994 between Virgin
               Islands Rum Industries, Ltd. and VI Acquisition Partnership (2)

      2.3 Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition, Inc., Blair
               Importers, Ltd. and the Stockholders of Blair Importers, Ltd. (3)

      2.4     Agreement dated August 31, 1994 between Todhunter-Mitchell and Company
               Limited and Todhunter-Mitchell Distilleries Limited. (4)

      2.5     Agreement of Purchase and Sale of Assets dated September 21, 1995 between
               Todhunter International, Inc. and David Sherman Corporation (11)

      3.1     Amended and Restated Certificate of Incorporation of Todhunter
               International, Inc. (1)

      3.2     Amended and Restated By-Laws of Todhunter International, Inc. (1)

     10.1     Amended and Restated Loan Agreement, dated as of November 22, 1991 among
               Todhunter International, Inc., First Union Commercial Corporation, First
               Union National Bank of Florida and Sun Bank/South Florida, National
               Association (1)

     10.1(a)  Second Amended and Restated Loan Agreement between Todhunter
               International, Inc. and First Union National Bank of Florida dated as of
               October 13, 1993 (5)

     10.1(b)  First Amendment to Second Amended and Restated Loan Agreement dated as of
               January 31, 1994 among Todhunter International, Inc., Kenneth Pincourt,
               Jr. and First Union National Bank of Florida (6)

     10.1(c)  Second Amendment to Second Amended and Restated Loan Agreement dated as of
               August 4, 1994 among Todhunter International, Inc., A. Kenneth Pincourt,
               Jr. and First Union Bank of Florida (7)

     10.1(d)  Third Amendment to Second Amended and Restated Loan Agreement dated as of
               September 26, 1994 among Todhunter International, Inc., A. Kenneth
               Pincourt Jr. and First Union Bank of Florida (8)

     10.2     Bulk Malt Purchase Agreement, dated as of September 25, 1991, between
               Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc. (1)

     10.3     Cooler Production Agreement dated as of October 15, 1987, between
               Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as
               amended May 1, 1990 and August 27, 1991 (1)

     10.4     Agreement, dated October 1, 1990, among Todhunter International, Inc.,
               Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)

     10.5     Letter Agreement, dated August 11, 1992, between Todhunter International,
               Inc. and A. Kenneth Pincourt, Jr. (1)

     10.6     Todhunter International, Inc. 1992 Stock Option Plan, as amended (12)

     10.7     Todhunter International, Inc. Defined Contribution Pension Plan (1)

     10.8     Lease, dated March 24, 1988, as amended, between Todhunter International,
               Inc. and Especially West Palm Beach, Inc. (1)

     10.9     Sublease dated June 6, 1994 between SunBank/South Florida, National
               Association and Todhunter International, Inc. (8)

     10.10    Loan Agreement dated as of January 31, 1994 between Virgin Islands Rum
               Industries, Ltd. and First Union National Bank of Florida (8)

     10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan
               Agreement dated Janaury 31, 1994 (13)

     10.11    Loan Agreement dated as of August 4, 1994 among Todhunter International,
               Inc., Blair Importers, Ltd. and certain banks (8)

     10.12    Guaranteed Subordinated Note Agreement dated as of August 4, 1994 among
               Todhunter International, Inc., Blair Importers, Ltd., Charmer Industries,
               Inc. and certain shareholders thereof (3)

     10.13    Note Purchase Agreement dated as of October 30, 1994 among Todhunter
               International, Inc., Blair Importers, Ltd. and certain purchasers (8)

     10.13(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (14)

     10.14    Loan Agreement dated as of November 22, 1994 among Todhunter
               International, Inc., Blair Importers, Ltd. and First Union National Bank
               of Florida (8)

     10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending
               Loan Agreement dated as of November 22, 1994 (14)

     10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan
               Agreement dated as of November 22, 1994, as amended

     10.15    Note dated December 30, 1994 between Todhunter International, Inc. and
               First Union National Bank of Florida (9)

     10.16    Note dated April 28, 1995 between Todhunter International, Inc. and First
               Union National Bank of Florida (10)

     10.17    Amended and Restated Employment Agreement dated as of July 31, 1995 between Todhunter International, Inc. and Jay S. Maltby (12)

     21.1     Subsidiaries of Todhunter International, Inc. (12)

     23.1     Consent of McGladrey & Pullen, LLP

     24.1     Powers of Attorney

     27.1     Financial Data Schedule

------------------------

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-50848).

 (2) Incorporated herein by reference to the Company's Current Report on Form 8-K for February 4, 1994, as amended.

 (3) Incorporated herein by reference to the Company's Current Report on Form 8-K for August 5, 1994, as amended.

 (4) Incorporated herein by reference to the Company's Current Report on Form 8-K for August 31, 1994, as amended.

 (5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1993, as amended.

 (6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 1994, as amended.

 (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1994, as amended.

 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

 (9) Incorporated herein by reference to the Company Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(11) Incorporated herein by reference to the Company's Current Report on Form 8-K for September 21, 1995.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(13) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(14) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.