Form 10-Q
period 1996-12-31
TODHUNTER INTERNATIONAL INC
filed 1997-02-14
CIK 98544

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1996               Commission File No.
                      -----------------                                  0-20624
                                                                         -------
                            TODHUNTER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

  DELAWARE                                                          59-1284057
--------------------------------------------------------------------------------
(State or other jurisdiction of                  IRS employer identification No.
 incorporation or organization)

222 Lakeview Avenue,        Suite 1500,          West Palm Beach, FL       33401
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (561) 655-8977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

Yes    X        No
    --------       --------
The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 7, 1997 was 4,949,714.

                            TODHUNTER INTERNATIONAL, INC.

                                  INDEX TO FORM 10-Q

                           QUARTER ENDED DECEMBER 31, 1996


PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Balance Sheets -
                 December 31, 1996 and September 30, 1996

                 Consolidated Statements of Income -
                 Three Months Ended December 31, 1996 and 1995

                 Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 1996 and 1995

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

                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS




                                                 December 31,    September 30,
        ASSETS                                       1996             1996
                                               -------------     -------------
                                                (Unaudited)            *

CURRENT ASSETS
  Cash and cash equivalents                    $   5,627,488     $   2,594,246
  Certificates of deposit                           -                4,494,375
  Trade receivables                               10,968,267        11,232,609
  Other receivables                                1,375,658         1,573,864
  Inventories                                     19,283,401        18,614,304
  Notes receivable, current maturities             1,534,236         1,510,389
  Deferred income taxes                            1,835,000         2,156,000
  Other current assets                             1,323,714         1,358,434
  Assets of discontinued operations                  352,996           544,719
                                               -------------     -------------
  Total current assets                            42,300,760        44,078,940
                                               -------------     -------------

LONG-TERM NOTES  RECEIVABLE, less current
  maturities                                       7,385,449         7,768,504
                                               -------------     -------------

PROPERTY AND EQUIPMENT                            68,541,796        67,828,031
  Less accumulated depreciation                   25,636,270        24,705,488
                                               -------------     -------------

                                                  42,905,526        43,122,543
                                               -------------     -------------

PROPERTY HELD FOR LEASE                            2,362,361         2,317,175
  Less accumulated depreciation                      901,856           871,330
                                               -------------     -------------
                                                   1,460,505         1,445,845
                                               -------------     -------------

GOODWILL, less accumulated amortization              446,727           454,913
OTHER ASSETS                                       1,909,148         1,988,051
                                               -------------     -------------
                                               $  96,408,115     $  98,858,796
                                               -------------     -------------
                                               -------------     -------------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS




                                                   December 31,    September 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY              1996            1996
                                                  ------------    ------------
                                                    (Unaudited)          *
CURRENT LIABILITIES
  Current maturities of long-term debt           $   2,102,206   $   2,152,206
  Accounts payable                                   4,831,036       5,053,661
  Accrued interest expense                             553,463       1,261,542
  Other accrued expenses                             1,907,818       1,674,539
  Liabilities of discontinued operations               354,556         419,933
                                                  ------------    ------------
   Total current liabilities                         9,749,079      10,561,881

LONG-TERM DEBT, less current maturities             48,262,879      51,292,490

DEFERRED INCOME TAXES                                4,770,000       4,784,000

OTHER LIABILITIES                                      341,022         354,330
                                                  ------------    ------------
                                                    63,122,980      66,992,701
                                                  ------------    ------------

MINORITY INTEREST                                      418,249         417,784
                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
   authorized 2,500,000 shares,
   no shares issued                                     -               -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares                         49,497          49,235
  Additional paid-in capital                        11,945,777      11,788,539
  Retained earnings                                 20,871,612      19,610,537
                                                  ------------    ------------
                                                    32,866,886      31,448,311
                                                  ------------    ------------
                                                 $  96,408,115   $  98,858,796
                                                  ------------    ------------
                                                  ------------    ------------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                       Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Sales                                             $  29,573,894   $  30,205,377
  Less excise taxes                                  10,659,633      11,178,249
                                                   ------------    ------------
  Net sales                                          18,914,261      19,027,128

Cost of goods sold                                   13,960,520      13,938,345
                                                   ------------    ------------
  Gross profit                                        4,953,741       5,088,783

Selling, general and administrative
  expenses                                            2,996,628       2,680,489
                                                   ------------    ------------
  Operating income                                    1,957,113       2,408,294
                                                   ------------    ------------

Other income (expense):
  Interest income                                       206,732         263,743
  Interest expense                                   (1,065,594)     (1,199,767)
  Other, net                                            506,928         224,315
                                                   ------------    ------------
                                                       (351,934)       (711,709)
                                                   ------------    ------------

Income before income taxes                            1,605,179       1,696,585
                                                   ------------    ------------

Income tax expense :
  Current                                                37,104          33,000
  Deferred                                              307,000         173,000
                                                   ------------    ------------
                                                        344,104         206,000
                                                   ------------    ------------

  Net income                                      $   1,261,075   $   1,490,585
                                                   ------------    ------------
                                                   ------------    ------------

Earnings per common share:
  Primary                                         $        0.25   $        0.30
                                                   ------------    ------------
                                                   ------------    ------------
  Fully diluted                                   $        0.25   $        0.30
                                                   ------------    ------------
                                                   ------------    ------------

Common shares and equivalents outstanding:
  Primary                                             4,964,733       4,941,416
                                                   ------------    ------------
                                                   ------------    ------------
  Fully diluted                                       4,965,789       4,944,456
                                                   ------------    ------------
                                                   ------------    ------------

See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                        Three Months Ended
                                                            December 31,
                                                   ---------------------------
                                                       1996           1995
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  1,261,075   $  1,490,585
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                         986,937        928,034
   Amortization                                          64,827         50,027
   (Gain) on investment transactions                     (8,000)        (3,406)
   (Gain) on sale of property and equipment             (13,175)       (13,800)
   Equity in earnings of affiliates                       6,142          4,169
   Deferred income taxes                                307,000        173,000
   Minority interest in net income                          465            465
   Changes in assets and liabilities:
   (Increase) decrease in:
    Receivables                                         462,548     (1,215,679)
    Inventories                                        (669,097)       180,432
    Other current assets                                 34,720        (77,486)
   Increase (decrease) in:
    Accounts payable                                   (222,625)     1,070,326
    Accrued interest expense                           (708,079)      (685,357)
    Accrued expenses                                    233,279       (550,281)
    Other liabilities                                   (13,308)       (18,283)
   Discontinued operations                              126,346        702,690
                                                   ------------   ------------
  Net cash provided by
   operating activities                               1,849,055      2,035,436
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and
   equipment                                             24,486         13,800
  Proceeds from sale of marketable
   securities                                             8,000          3,406
  Principal payments received on notes
   receivable                                           373,208        465,652
  Purchase of property and equipment                   (795,891)    (1,015,613)
  Disbursements for notes receivable                    (14,000)      -
  Purchase of certificates of deposit                  -            (4,529,503)
  Redemption of certificates of deposit               4,494,375      4,284,434
  (Increase) decrease in other assets                    16,120            682
                                                   ------------   ------------
   Net cash provided by (used in)
    investing activities                           $  4,106,298   $   (777,142)
                                                   ------------   ------------

          (Continued)

                            TODHUNTER INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (Unaudited)
                                                          Three Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1996           1995
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under line of
   credit arrangements                             $ (2,779,611)  $   (893,416)
  Proceeds from issuance of common stock                157,500         -
  Principal payments on long-term borrowings           (300,000)      (669,459)
                                                   ------------   ------------
  Net cash (used in) financing activities            (2,922,111)    (1,562,875)
                                                   ------------   ------------
  Net increase (decrease) in cash and
   cash equivalents                                   3,033,242       (304,581)
Cash and cash equivalents:
  Beginning                                           2,594,246      2,000,581
                                                   ------------   ------------
  Ending                                           $  5,627,488   $  1,696,000
                                                   ------------   ------------
                                                   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION        -
  Cash payments for:
   Interest                                        $  1,773,673   $  1,885,124
                                                   ------------   ------------
                                                   ------------   ------------
   Income taxes                                    $     -        $     -
                                                   ------------   ------------
                                                   ------------   ------------

See Notes to Consolidated Financial Statements.

                    TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)




Note 1.  Basis of Presentation

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information of the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


Note 2.  Inventories


         The major components of inventories are:


                              December 31, 1996    September 30, 1996
                              -----------------     ------------------
                                 (Unaudited)


Finished goods                 $ 11,706,284           $ 12,032,447
Work in process                     877,940                549,673
Raw materials and supplies        6,699,177              6,032,184
                             ---------------          ------------

                               $ 19,283,401           $ 18,614,304
                             ---------------          ------------
                             ---------------          ------------

                    TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                     (Unaudited)


Note 3.  Long-Term Debt
Long-term debt consists of the following as of December 31, 1996.

    Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
      October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
      $3,400,000 on October 30, 2003 and 2004, unsecured (1)                 $ 34,000,000

    Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 150 basis points above the
      LIBOR rate for Eurodollar loans, principal is due in full
      November 1, 1999.  The maximum amount which can be drawn
      on the revolving note is based on the borrowing base as specified
      in the agreement, unsecured                                               6,905,874

    Bank note payable, interest at the prime rate plus 1%,
      quarterly principal payments of $250,000,  collateralized by real property, equipment, machinery and trade receivables in the
      Virgin Islands (2)                                                        6,500,000

    Note payable, interest at 6%, monthly principal payments of
      $80,739, unsecured                                                        2,825,877

    Note payable, interest at the prime rate, monthly principal payments
      of $16,667                                                                  133,334
                                                                             ------------
                                                                               50,365,085
                                                                                2,102,206
                                                                             ------------
Less current maturities
                                                                             $ 48,262,879
                                                                             ------------
                                                                             ------------


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

    The long-term debt contains various restrictive covenants related to fixed charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met.

                    TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                     (Unaudited)

Note 4.  Earnings Per Common Share

    Primary earnings per common share are calculated by dividing net income by the average common stock outstanding and common stock equivalents assuming the exercise of stock options at an average market price. On a fully diluted basis, shares outstanding are adjusted to assume the exercise of stock options at the ending market price.

                                                Three Months Ended
                                             ------------------------
                                                    December 31
                                             ------------------------
                                               1996           1995

Net income                                 $ 1,261,075    $ 1,490,585
                                           -----------    -----------
                                           -----------    -----------

Determination of shares:
 Weighted average number of
  common shares outstanding                  4,923,749      4,941,416
 Shares issuable on exercise,
  of stock options,  net of shares
  assumed to be purchased out of
  proceeds at ending market price               42,040          3,040
                                           -----------    -----------
     Average common shares out-
  standing for fully diluted
  computation                                4,965,789      4,944,456
                                           -----------    -----------
                                           -----------    -----------

Earnings per common share
 Primary                                   $      0.25    $      0.30
 Fully diluted                             $      0.25    $      0.30



Note 5.  Discontinued Operations

    During July 1995, the Company decided to discontinue the operations of Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995. There was no revenue or interest expense allocated to discontinued operations during the quarters ended December 31, 1996 and 1995.

                   TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (Unaudited)

Note 5.  Discontinued Operations (Continued)

    As of December 31, 1996, the assets and liabilities of the discontinued operations consisted of the following:

   Assets
       Cash and cash equivalents                               $    17,308
       Receivables                                                 360,947
       Inventories                                                 519,956
       Other current assets                                          4,107
       Less adjustment for write-down of accounts
        receivable and inventories to estimated net
        realizable value                                          (549,322)
                                                               -----------
                                                               $   352,996
                                                               -----------
                                                               -----------

   Liabilities
       Accounts payable                                        $    23,728
       Anticipated future expenses to disposal date                330,828
                                                               -----------
                                                               $   354,556
                                                               -----------
                                                               -----------


    The foregoing assets and liabilities have been classified as current as of December 31, 1996 since the discontinuance is expected to be completed during 1997.

                            TODHUNTER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    The Company's primary businesses are production of citrus and cane-based alcoholic beverage ingredients for other manufacturers; contract bottling of coolers, prepared cocktails and other beverages; and production and bottling of popular price spirits for distribution in the Southeast. The Company also imports and distributes alcoholic beverages throughout the United States and produces vinegar, cooking wine and other alcohol related products.

    Beverage ingredients produced by the Company include fortified citrus wine, citrus brandy, citrus and cane spirits and rum. Also included in this category is grain alcohol which the Company buys in bulk and resells as bulk or packaged
grain alcohol.   During fiscal 1995, the Company expanded the production
capacity of the Virgin Islands facility by 40% and shifted most of its domestic rum production offshore in order to capitalize on the lower raw material costs available in the Virgin Islands.

    Popular price spirits produced by the Company are distributed under the Company's proprietary labels and those of major retailers of liquor in the Southeast, and include rum, vodka, gin, cordials, brandies and whiskies. Since the acquisition of the Virgin Islands operations in February 1994, the Company also produces and sells popular price spirits in the U.S. Virgin Islands. The Company is importing, marketing and distributing a limited number of alcoholic beverages from the former Blair product line in the United States. These brands, which include the Company's own Cruzan Rum trademark, are being marketed by the Company on a national basis.

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

    During fiscal 1995, the Company completed the construction of a vinegar production facility in Louisville, Kentucky. This state-of-the-art facility has more than doubled the Company's previous vinegar production capacity. Shipments from the new Kentucky facility commenced in 1995.

    During the quarter ended September 30, 1995, the Company discontinued the operations of Blair Importers, Ltd., sold substantially all of its assets, terminated it employees, closed its facilities and began liquidating its remaining assets. The Company acquired Blair in August 1994. At that time, management believed that Blair would enhance the Company's national sales capabilities and provide an entry to the imported wine and spirits segment of the alcohol beverage market. However, beginning in January 1995, Blair incurred substantial operating losses. In 1995, the losses from Blair amounted to $10,740,124 (net of tax benefit of $935,883), including operating losses during the phase out period of $1,871,173. These losses resulted from, among other things, the failure to meet exaggerated sales and gross profit projections furnished to the Company, certain unrecorded liabilities, surplus inventories, and inadequate reserves for uncollectible receivables, all of which were uncovered subsequent to the acquisition. The Company is reserving all rights that it has to indemnification from the selling shareholders of Blair under the Merger Agreement relating to the acquisition.

                            TODHUNTER INTERNATIONAL, INC.

    The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's product lines. Historically, gross margins have been highest in beverage ingredients and lower in popular price, contract bottling and vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's Type A and Type B bottling customers. Although gross profit per case for the Company's Type A and Type B bottling customers is approximately equal, Type A customers pay the Company to purchase all raw materials. As a result, given the same volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers which supply their own raw materials.

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

FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions.

                            TODHUNTER INTERNATIONAL, INC.

RESULTS OF OPERATIONS

         The following tables set forth certain income statement items as a percentage of net sales, and certain information on net sales in each of the Company's operating categories.

                                            THREE MONTHS ENDED DECEMBER 31,

                                                            1996      1995
                                                          ------    ------
         Net sales                                         100.0%    100.0%
         Cost of goods sold                                 73.8      73.3
                                                          ------    ------
         Gross margin                                       26.2      26.7
         Selling, general and
           administrative expenses                          15.9      14.1
                                                          ------    ------
         Operating income                                   10.3      12.6
         Interest expense                                   (5.6)     (6.3)
         Other income (expense), net                         3.8       2.6
                                                          ------    ------
         Income before income taxes                          8.5       8.9
         Income tax expense                                 (1.8)     (1.1)
                                                          ------    ------
         Net income                                          6.7%      7.8%
                                                          ------    ------
                                                          ------    ------

                                            THREE MONTHS ENDED DECEMBER 31,

                                                            1996      1995
                                                           ------    ------
                                                            (in thousands)

         Beverage ingredients                           $  7,913  $  7,838
         Popular price spirits                             5,064     4,824
         Contract bottling                                 2,206     3,157
         Vinegar and cooking wine                          2,231     1,654
         Bahamian operations                                 769       762
         Other                                               731       802
                                                        --------  --------

                                                        $ 18,914  $ 19,027
                                                        --------  --------
                                                        --------  --------

The following table provides certain unit sales volume data for each of the periods indicated.

                                            THREE MONTHS ENDED DECEMBER 31,

                                                           1996      1995
                                                           ------   ------
                                                            (in thousands)
         Beverage ingredients:
           Distilled products,
            in proof gallons                               2,913     2,925
           Fortified citrus wine,
            in gallons                                     1,646     1,584
         Popular price spirits,
           in cases                                          288       341
         Contract bottling, in cases                         706       844

                            TODHUNTER INTERNATIONAL, INC.

A.  THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31,
    1995

    NET SALES. Net sales for the three months ended December 31, 1996 were $18.9 million, a decrease of .6% from net sales of $19.0 million during the comparable prior year period.

    Beverage  Ingredients net sales increased 1.1% during the three months ended December 31, 1996.  Distilled products volume decreased .4% and fortified
citrus wine volume increased 3.9%.   The increases in citrus, cane and grain
spirits volume were offset by decreases in citrus brandy and rum volume. With the exception of the increase in grain spirits volume, management attributes these product volume changes to timing of customer orders. Grain spirits volume increased 39.4% due to increased export sales of bulk grain spirits. These customers had previously purchased packaged grain alcohol and are now buying in bulk to reduce costs. The average unit price for distilled products decreased
 .3% due to a combination of product and customer mix, price increases and commodity pricing pressures. The average unit price for fortified citrus wine increased .9%.

    Net sales of popular price spirits increased 5.0%. The increase in net sales is due to a combination of product mix and the introduction of new higher priced products. Volume in this category decreased due to increased competition.

    In the Company's contract bottling operations, net sales decreased 30.1%. The net decrease in sales was due to a decrease in sales of packaged grain alcohol as described above, the loss of a Type A bottling customer and the timing of customer orders.

    Net sales of vinegar and cooking wine increased 35.0%. The increase in net sales was due to the Company's new vinegar production facility which is now fully operational.

    GROSS PROFIT. Gross profit decreased to $5.0 million during the three months ended December 31, 1996 from $5.1 million for the comparable prior year period. Gross margin remained relatively constant at 26.2% compared to 26.7% in the prior year period as the Company's sales mix was relatively consistent for each period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the three months ended December 31, 1996 were $3.0 million, compared to $2.7 million for the comparable prior year period and as a percentage of net sales, were 15.9% during the three months ended December 31, 1996 compared to 14.1% for the comparable prior year period. The dollar increase was primarily due to the Company's increased emphasis on marketing its branded products.

    INTEREST EXPENSE. Interest expense decreased approximately $134,000 during the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to the Company paying down debt.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 21% for the three months ended December 31, 1996 compared to 12% for the comparable prior year period. The low tax rate is due to income from the Virgin Islands operations which has a 90% exemption from income taxes.

                            TODHUNTER INTERNATIONAL, INC.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $1.8 million for the three months ended December 31, 1996, compared to $2.0 million for the three months ended December 31, 1995. The largest components of net cash provided by operating activities are summarized as follows for the three months ended December 31, 1996 and 1995:

                                                   December 31,   December 31,
                                                       1996           1995
                                                   -----------    -----------
    Net income                                     $ 1,261,075    $ 1,490,585
    Adjustments to net income:
      Depreciation and amortization                  1,051,764        978,061
      Deferred income taxes                            307,000        173,000
    Change in operating assets and liabilities        (882,562)    (1,296,328)
    Discontinued operation                             126,346        702,690
    Other                                              (14,568)       (12,572)
                                                   -----------    -----------
    Net cash provided by operating activities      $ 1,849,055    $ 2,035,436
                                                   -----------    -----------
                                                   -----------    -----------

    The Company had net income of $1.3 million for the three months ended December 31, 1996, compared to net income of $1.5 million for the three months ended December 31, 1995. The primary reason for the decrease in net income was the Company's increased emphasis on marketing its branded products. This increased selling, general and administrative expense by approximately $353,000.

    For the three months ended December 31, 1996, the Company's deferred income tax assets decreased due to its use of a portion of its net operating loss carryforward. Also, the Company's deferred income tax liabilities decreased due to its recognition of installment sale income for income tax purposes. This resulted in $307,000 of deferred income tax expense for the three months ended December 31, 1996.

    The Company's operating assets and liabilities increased $882,562 for the three months ended December 31, 1996, compared to $1,296,328 for the three months ended December 31, 1995. The Company's working capital requirements fluctuate seasonally with the demand for its contract bottling services and production of beverage ingredients. Demand for contract bottling services is generally highest during the months from April to October and beverage ingredients are produced from October to June, corresponding to the Florida citrus-growing season. The Company's increase in operating assets and liabilities was less for the three months ended December 31, 1996 compared to the prior period due to a decrease in contract bottling.

    The net assets of the discontinued operations at the end of fiscal 1995 were $2,853,063. During fiscal 1996, the Company liquidated most of these assets and liabilities and as of December 31, 1996, the net liabilities of discontinued operations were $1,560.

    Net cash provided by investing activities was $4.1 million for the three months ended December 31, 1996, compared to net cash used in investing activities of $.8 million for the three months ended December 31, 1995. During the three months ended December 31, 1996, the Company received $.4 million from payments on notes receivable, purchased $.8 million of property and equipment and redeemed $4.5 million of certificates of deposit. During the three months ended December 31, 1995, the

                            TODHUNTER INTERNATIONAL, INC.

Company received $.5 million from payments on notes receivable and purchased $1.0 million of property and equipment.

    During the three months ended December 31, 1996, the Company's net cash used in financing activities was $2.9 million, compared to $1.6 million for the three months ended December 31, 1995. During the three months ended December 31, 1996, the Company reduced its line of credit by $2.8 million, received proceeds from the issuance of common stock of $.2 million and paid down long-term debt by $.3 million. During the three months ended December 31, 1995, the Company reduced its line of credit by $.9 million and paid down its long-term debt by $.7 million.

    The Company's long-term debt was $50.4 million as of December 31, 1996, and its ratio of long-term debt to equity was 1.5 to 1.

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

                            TODHUNTER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibit Index

         Exhibit No.    Description
         -----------    -----------
           10.14(c)     Third Modification of Loan Agreement dated as of
                        December 18, 1996, amending Loan Agreement dated as of
                        November 22, 1994, as further amended.

             27         Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on From 8-K have been filed during the quarter ended December 31, 1996.

                            TODHUNTER INTERNATIONAL, INC.



                                      Signatures
                                      ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 13, 1997                     /s/ A. Kenneth Pincourt, Jr.
                                             -----------------------------------
                                            A. Kenneth Pincourt, Jr.
                                            Chairman
                                            and Chief Executive Officer


Date: February 13, 1997                     /s/ Troy Edwards
                                             -----------------------------------
                                            Troy Edwards
                                            Chief Financial Officer,
                                            Treasurer and Controller