Form 10-Q
period 1997-03-31
TODHUNTER INTERNATIONAL INC
filed 1997-05-15
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997                 Commission File No. 0-20624
                      --------------                                     ------

                          TODHUNTER INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                          59-1284057
-------------------------------------------------------------------------------
(State or other jurisdiction of                IRS employer identification No.
incorporation or organization)

222 Lakeview Avenue,        Suite 1500,       West Palm Beach, FL       33401
-------------------------------------------------------------------------------
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
The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 9, 1997 was 4,949,714.

                          TODHUNTER INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


PART I    FINANCIAL INFORMATION

          Item 1         Financial Statements

                         Consolidated Balance Sheets -
                         March 31, 1997 and September 30, 1996

                         Consolidated Statements of Income -
                         Six and Three Months Ended March 31, 1997 and 1996

                         Consolidated Statements of Cash Flows -
                         Six Months Ended March 31, 1997 and 1996

                         Notes to Consolidated Financial Statements

          Item 2         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations

          Item 3         Quantitative and Qualitative Disclosures
                         About Market Risk                                    *

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS




                                                     March 31,    September 30,
     ASSETS                                            1997           1996
                                                    ------------  -------------
                                                    (Unaudited)         *
CURRENT ASSETS
   Cash and cash equivalents                        $  5,375,408   $  2,594,246
   Certificates of deposit                                     -      4,494,375
   Trade receivables                                  11,709,420     11,232,609
   Other receivables                                   1,568,234      1,573,864
   Inventories                                        21,087,021     18,614,304
   Notes receivable, current maturities                1,493,212      1,510,389
   Deferred income taxes                               1,515,000      2,156,000
   Other current assets                                1,399,682      1,358,434
   Assets of discontinued operations                     193,719        544,719
                                                    ------------  -------------
     Total current assets                             44,341,696     44,078,940
                                                    ------------  -------------

LONG-TERM NOTES  RECEIVABLE, less
  current maturities                                   7,054,521      7,768,504
                                                    ------------  -------------

PROPERTY AND EQUIPMENT                                69,439,227     67,828,031
   Less accumulated depreciation                      26,421,097     24,705,488
                                                    ------------  -------------
                                                      43,018,130     43,122,543
                                                    ------------  -------------

PROPERTY HELD FOR LEASE                                2,376,434      2,317,175
   Less accumulated depreciation                         933,089        871,330
                                                    ------------  -------------
                                                       1,443,345      1,445,845
                                                    ------------  -------------
GOODWILL, less accumulated amortization                  438,541        454,913
                                                    ------------  -------------
OTHER ASSETS                                           1,755,394      1,988,051
                                                    ------------  -------------
                                                    $ 98,051,627  $  98,858,796
                                                    ------------  -------------
                                                    ------------  -------------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,    September 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1997           1996
                                                    ------------  -------------
                                                    (Unaudited)         *

CURRENT LIABILITIES
   Current maturities of long-term debt             $  2,052,206   $  2,152,206
   Accounts payable                                    4,813,634      5,053,661
   Accrued interest expense                            1,304,003      1,261,542
   Other accrued expenses                              1,079,227      1,674,539
   Liabilities of discontinued operations                310,871        419,933
                                                    ------------  -------------
      Total current liabilities                        9,559,941     10,561,881

LONG-TERM DEBT, less current maturities               48,802,055     51,292,490

DEFERRED INCOME TAXES                                  4,744,000      4,784,000

OTHER LIABILITIES                                        737,798        354,330
                                                    ------------  -------------
                                                      63,843,794     66,992,701
                                                    ------------  -------------
MINORITY INTEREST                                        418,249        417,784
                                                    ------------  -------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
     authorized 2,500,000 shares,
     no shares issued                                         -              -
   Common stock, par value $.01 per share;
     authorized 10,000,000 shares; issued and
     outstanding March 31, 1997 4,949,714;
     September 30, 1996 4,923,464                         49,497         49,235
   Additional paid-in capital                         11,945,777     11,788,539
   Retained earnings                                  21,794,310     19,610,537
                                                    ------------  -------------
                                                      33,789,584     31,448,311
                                                    ------------  -------------
                                                    $ 98,051,627  $  98,858,796
                                                    ------------  -------------
                                                    ------------  -------------
* From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)


                                                Six Months Ended               Three Months Ended
                                                    March 31,                       March 31,
                                            ---------------------------   ---------------------------
                                                 1997           1996           1997          1996
                                            -------------  -------------  -------------  -------------
Sales                                       $  56,511,985  $  60,400,910  $ 26,938,091   $  30,195,533
   Less excise taxes                           20,160,441     21,735,036     9,500,808      10,556,787
                                            -------------  -------------  -------------  -------------
   Net sales                                   36,351,544     38,665,874     17,437,283     19,638,746

Cost of goods sold                             26,281,427     27,990,127     12,320,907     14,051,782
                                            -------------  -------------  -------------  -------------
   Gross profit                                10,070,117     10,675,747     5,116,376      5,586,964

Selling, general and administrative
  expenses                                     6,218,348      5,821,999      3,221,720      3,141,510
                                            -------------  -------------  -------------  -------------
   Operating income                            3,851,769      4,853,748      1,894,656      2,445,454
                                            -------------  -------------  -------------  -------------

Other income (expense):
   Interest income                               417,144        518,992        210,412        255,249
   Interest expense                           (2,063,109)    (2,258,807)     (997,515)     (1,059,040)
   Other, net                                    658,964        433,848        152,036        209,533
                                            -------------  -------------  -------------  -------------
                                                (987,001)    (1,305,967)      (635,067)      (594,258)
                                            -------------  -------------  -------------  -------------

Income before income taxes                     2,864,768      3,547,781      1,259,589      1,851,196

                                            -------------  -------------  -------------  -------------

Income tax expense:
   Current                                        79,995         71,600         42,891         38,600
   Deferred                                      601,000        603,000        294,000        430,000
                                            -------------  -------------  -------------  -------------
                                                 680,995        674,600        336,891        468,600
                                            -------------  -------------  -------------  -------------
   Net income                               $  2,183,773   $  2,873,181     $  922,698   $  1,382,596
                                            -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------
Earnings per common share:
   Primary                                       $  0.44        $  0.58        $  0.19        $  0.28
                                            -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------
   Fully diluted                                 $  0.44        $  0.58        $  0.19        $  0.28
                                            -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------

Common shares and equivalents outstanding:
  Primary                                      4,967,941      4,944,368      4,970,482      4,947,495
                                            -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------
  Fully diluted                                4,967,941      4,947,402      4,974,348      4,947,495
                                            -------------  -------------  -------------  -------------
                                            -------------  -------------  -------------  -------------

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Six Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $  2,183,773   $  2,873,181
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                     1,952,397      1,827,492
     Amortization                                       133,554        100,054
     (Gain) on investment transactions                   (8,026)        (3,406)
     (Gain) on sale of property and equipment           (31,097)       (48,876)
     Equity in earnings of affiliates                    10,762          8,730
     Deferred income taxes                              601,000        603,000
     Minority interest in net income                        465              -
     Changes in assets and liabilities:
      (Increase) decrease in:
        Receivables                                    (471,181)    (3,341,032)
        Inventories                                  (2,472,717)    (2,257,165)
        Other current assets                            (41,248)     1,237,347
      Increase (decrease) in:
        Accounts payable                               (240,027)     1,670,564
        Accrued interest expense                         42,461         72,169
        Accrued expenses                               (595,312)       (70,536)
        Other liabilities                               383,468        (32,559)
      Discontinued operations                           241,938      2,662,200
                                                   ------------   -------------
   Net cash provided by
     operating activities                             1,690,210      5,301,163
                                                   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and
   equipment                                             42,406         96,786
   Proceeds from sale of marketable
   securities                                             8,026          3,406
   Principal payments received on notes
   receivable                                           753,660        832,732
   Purchase of property and equipment                (1,856,793)    (2,285,035)
   Disbursements for notes receivable                   (22,500)             -
   Purchase of certificates of deposit                        -     (4,530,948)
   Redemption of certificates of deposit              4,494,375      4,285,128
    (Increase) decrease in other assets                 104,713          1,112
                                                   ------------   -------------
   Net cash provided by (used in)
     investing activities                          $  3,523,887   $  (1,596,819)
                                                   ------------   -------------
      (Continued)

                         TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) under line of
     credit arrangements                          $  (1,740,435)  $  (2,009,854)
   Proceeds from issuance of common stock               157,500              -
   Principal payments on long-term borrowings          (850,000)     (1,430,030)
   Disbursements for loan closing costs                       -         (21,367)
                                                   ------------   -------------
     Net cash (used in) financing activities         (2,432,935)     (3,461,251)
                                                   ------------   -------------
     Net increase in cash and cash equivalents        2,781,162         243,093
Cash and cash equivalents:
   Beginning                                          2,594,246       2,000,581
                                                   ------------   -------------
   Ending                                          $  5,375,408   $   2,243,674
                                                   ------------   -------------
                                                   ------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                      $  2,020,648   $   2,186,638
                                                   ------------   -------------
                                                   ------------   -------------
   Income taxes                                       $  55,000      $   60,000
                                                   ------------   -------------
                                                   ------------   -------------

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information of the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


Note 2.   Inventories

     The major components of inventories are:


                                         March 31, 1997     September 30, 1996
                                         --------------     ------------------
                                          (Unaudited)

Finished goods                            $12,786,900        $12,032,447
Work in process                             1,330,784            549,673
Raw materials and supplies                  6,969,337          6,032,184
                                          -----------        -----------
                                          $21,087,021        $18,614,304
                                          -----------        -----------
                                          -----------        -----------

                         TODHUNTER INTERNATIONAL, INC.

                                   (Unaudited)

Note 3.   Long-Term Debt

Long-term debt consists of the following as of March 31, 1997:

     Senior notes, interest payable semiannually at 8.905%,
      principal payments of $6,800,000 on October 30, 1999,
      $7,933,333 on October 30, 2000 and 2001,
      $4,533,334 on October 30, 2002 and $3,400,000 on
      October 30, 2003 and 2004, unsecured. (1)                      $34,000,000

     Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 150 basis points above the LIBOR rate for Eurodollar loans, principal is due in full November 1, 1997.  The maximum amount which can be drawn on the revolving note is based on the borrowing base as
     specified in the agreement, unsecured.                            7,945,051

     Bank note payable, interest payable monthly at the prime rate for domestic loans and at 250 basis points above the LIBOR rate for Eurodollar loans, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery and trade
     receivables in the Virgin Islands. (2)                            6,000,000

     Note payable, interest at 6%,  monthly principal payments of
      $80,739, unsecured.                                              2,825,877

     Note payable, interest at the prime rate, monthly principal
      payments of $16,667                                                 83,333
                                                                    ------------
                                                                      50,854,261
Less current maturities                                                2,052,206
                                                                    ------------
                                                                     $48,802,055
                                                                    ------------
                                                                    ------------

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

                         TODHUNTER INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

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



                                  Six Months Ended March 31,   Three Months Ended March 31,
                                       1997        1996             1997            1996
                                       ----        ----             ----            ----
Net income                          $2,183,773  $2,873,181        $  922,698      $1,382,596
                                    ----------  ----------        ----------      ----------
                                    ----------  ----------        ----------      ----------
Determination of shares:
 Weighted average number of
  common shares outstanding          4,967,941   4,944,368         4,970,482       4,947,495

 Shares issuable on exercise
  of stock options,
  net of shares assumed to be
  purchased out of proceeds at
  ending market price                        *       3,034             3,866               *
                                    ----------  ----------        ----------      ----------
 Average common shares out-
  standing for fully diluted
  computation                        4,967,941   4,947,402         4,974,348       4,947,495
                                    ----------  ----------        ----------      ----------
                                    ----------  ----------        ----------      ----------
Earnings per common share
 Primary                               $  0.44     $  0.58            $ 0.19          $ 0.28
 Fully diluted                         $  0.44     $  0.58            $ 0.19          $ 0.28

* Shares not included in computation since effect is anti-dilutive.

                         TODHUNTER INTERNATIONAL, INC.

                                   (Unaudited)

Note 4.   Earnings Per Common Share (continued)

The Company's Virgin Islands operation enjoys a five year tax exemption, expiring January 31, 2002 on 90% of the Subsidiary's income as determined under Federal tax laws. The impact of this benefit on the Company's earnings per share was $0.08 for the six months ended March 31, 1997 and $0.04 for the three months ended March 31, 1997.

Note 5.   Discontinued Operations

     During July 1995, the Company decided to discontinue the operations of Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995. There was no revenue or interest expense allocated to discontinued operations during the three months and six months ended March 31, 1997 and 1996.

     As of March 31, 1997, the assets and liabilities of the discontinued operations consisted of the following:

Assets
   Cash and cash equivalents                                  $18,361
   Receivables                                                170,809
   Inventories                                                428,255
   Other current assets                                         3,352
   Less adjustment for write-down of accounts
     receivable and inventories to estimated net
     realizable value                                        (427,058)
                                                             --------
                                                             $193,719
                                                             --------
                                                             --------
Liabilities
   Anticipated future expenses to disposal date              $310,871
                                                             --------
                                                             --------

     The foregoing assets and liabilities have been classified as current as of March 31, 1997 since the discontinuance is expected to be completed during 1997.

Note 6.   Newly Adopted Accounting Standard

     The Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed Of" was adopted by the Company for the year ending September 30, 1997. Statement No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this statement did not have a material impact on the consolidated financial statements.

                         TODHUNTER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. Reference is made to "Business-- Forward-Looking Statements" contained in the Company's Form 10-K for the year ended September 30, 1996 and other public filings previously made with the Securities and Exchange Commission regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.

     GENERAL

     The Company's primary lines of business are the production of citrus and cane-based bulk alcohol products for other manufacturers; contract bottling of alcoholic and non-alcoholic beverages; and production and bottling of case goods spirits for distribution in the Southeast. The Company also imports alcoholic beverages and produces vinegar, cooking wine and other alcohol related products.

Previously, the Company classified its sales of bulk alcohol products and case goods spirits as beverage ingredients and popular price spirits, respectively. The Company feels that the new terms for these lines of business are more meaningful to an understanding of the nature of its products.

     Bulk alcohol products produced by the Company include fortified citrus wine, citrus brandy, citrus spirits, cane spirits and rum. The Company also buys grain spirits from manufacturers which it resells as bulk or packaged
grain spirits.   During fiscal 1995, the Company expanded the production
capacity of its Virgin Islands facility by 40% and shifted most of its domestic rum production offshore in order to capitalize on the lower raw material costs available in the Virgin Islands.

     Case goods spirits produced by the Company include the Company's proprietary labels and those of major liquor retailers in the Southeast, and include rum, vodka, gin, cordials, brandies and whiskies. Since the acquisition of its Virgin Islands operations in February 1994, the Company also produces and sells case goods spirits in the U.S. Virgin Islands. The Company is importing and marketing a limited number of alcoholic beverages from the former Blair product line in the United States. These brands, which include the Company's own Cruzan Rum trademark, are being marketed by the Company on a national basis.

     The Company's contract bottling operations consist primarily of bottling coolers, prepared cocktails and other nonalcoholic beverages. The underutilization of the Company's bottling facilities has significantly impacted the Company's profitability due to its high overhead costs. Management is actively seeking to utilize its remaining capacity by obtaining new contract bottling customers, increasing business with its existing customers, increasing market share of existing case goods sales and by bottling additional types of beverages.

     To complement its distilling, winery and bottling operations, the Company produces vinegar and cooking wine. Vinegar and cooking wine are sold in bulk to other manufacturers and bottlers throughout the United States. The Company also packages vinegar and cooking wine under the Company's proprietary labels and the private labels of grocery chains and other distributors.

                          TODHUNTER INTERNATIONAL, INC.

     During fiscal 1995, the Company completed the construction of a vinegar production facility in Louisville, Kentucky. This state-of-the-art facility has more than doubled the Company's previous vinegar production capacity. Shipments from the new Kentucky facility commenced in August 1995.

     The Company acquired Blair Importers, Ltd. in August 1994. At that time, management believed that Blair would enhance the Company's national sales capabilities and provide an entry to the imported wine and spirits segment of the alcohol beverage market. However, beginning in January 1995, Blair incurred substantial operating losses. In 1995, the losses from Blair amounted to $10,740,124 (net of tax benefit of $935,883), including operating losses during the phase out period of $1,871,173. These losses resulted from, among other things, the failure to meet exaggerated sales and gross profit projections furnished to the Company, certain unrecorded liabilities, surplus inventories, and inadequate reserves for uncollectible receivables,
all of which were uncovered subsequent to the acquisition.   During the
quarter ended September 30, 1995, the Company discontinued the operations of Blair, sold substantially all of its assets, terminated its employees, closed its facilities and began liquidating its remaining assets. The Company is reserving all rights that it has to indemnification from the selling shareholders of Blair under the Merger Agreement relating to the acquisition.


     The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's product lines. Historically, gross margins have been highest in bulk alcohol products and lower in case goods spirits, contract bottling and vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's Type A and Type B bottling customers. Although gross profit per case for the Company's Type A and Type B bottling customers is approximately equal, Type A bottling customers pay the Company to purchase their raw materials. As a result, given the same case volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers which supply their own raw materials and are only charged for bottling charges.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also somewhat seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from October to June, corresponding to the Florida citrus-growing season. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

                          TODHUNTER INTERNATIONAL, INC.

RESULTS OF OPERATIONS

     The following tables set forth certain income statement items as a percentage of net sales, and certain information on net sales in each of the Company's primary lines of business.



                                 SIX MONTHS ENDED MARCH 31,   THREE MONTHS ENDED MARCH 31,
                                       1997        1996             1997       1996
                                       ----        ----             ----       ----

Net Sales                              100.0%      100.0%           100.0%     100.0%
Cost of goods sold                      72.3        72.4             70.7       71.6
                                       -----       -----            -----      -----
Gross margin                            27.7        27.6             29.3       28.4
Selling, general and
  administrative expense                17.1        15.1             18.5       16.0
                                       -----       -----            -----      -----
Operating income                        10.6        12.5             10.8       12.4
Interest Expense                       (5.7)        (5.8)            (5.7)      (5.4)
Other income (expense), net              3.0         2.5              2.1        2.4
                                       -----       -----            -----      -----
Income  before income taxes              7.9         9.2              7.2        9.4
Income tax expense                     (1.9)        (1.8)            (1.9)      (2.4)
                                       -----       -----            -----      -----
Net income                              6.0%         7.4%             5.3%       7.0%
                                       -----       -----            -----      -----
                                       -----       -----            -----      -----

                                  SIX MONTHS ENDED MARCH 31,   THREE MONTHS ENDED MARCH 31,
                                       1997        1996             1997       1996
                                       ----        ----             ----       ----
                                       (IN THOUSANDS)               (IN THOUSANDS)

Bulk alcohol products                $14,230      $15,902          $ 6,317   $ 8,074
Case goods spirits                     9,601        8,678            4,537     3,854
Contract bottling                      5,262        7,622            3,055     4,465
Vinegar and cooking wine               4,390        3,498            2,159     1,844
Bahamian operations                    1,280        1,348              511       586
Other                                  1,589        1,618              858       816
                                     -------      -------          -------   -------
                                     $36,352      $38,666          $17,437   $19,639
                                     -------      -------          -------   -------
                                     -------      -------          -------   -------


The following table provides certain unit sales volume data for each of the periods indicated.


                                  SIX MONTHS ENDED MARCH 31,   THREE MONTHS ENDED MARCH 31,
                                       1997        1996             1997       1996
                                       ----        ----             ----       ----
                                       (IN THOUSANDS)               (IN THOUSANDS)
Bulk alcohol products:
  Distilled products,
    in proof gallons                   4,961       5,569            2,047      2,644

  Fortified citrus wine,
    in gallons                         3,127       3,591            1,481      2,006
Case goods spirits,
  in cases                               564         628              276        287
Contract bottling, in cases            1,755       2,147            1,049      1,303


                          TODHUNTER INTERNATIONAL, INC.


A.   SIX MONTHS ENDED MARCH 31, 1997 VS. SIX MONTHS ENDED MARCH 31, 1996

     NET SALES. Net sales in 1997 were $36.4 million, a decrease of 6.0% from net sales of $38.7 million in 1996.

     Net sales of bulk alcohol products decreased 10.5% in 1997 compared to the same period in 1996. Bulk alcohol products consist of distilled products and fortified citrus wine. Distilled products consist of citrus brandy, citrus spirits, cane spirits, rum and grain spirits. Proof gallon shipments of citrus brandy, rum and grain spirits decreased 12.8%, 14.1% and 20.8%, respectively, in 1997 compared to the same period in 1996. The lower shipments of citrus brandy and rum are attributable to the timing of customer orders. Management expects shipments of rum to increase in the third and fourth quarters and to be flat or slightly higher than in 1996. Shipments of citrus brandy are expected to be flat or slightly lower than in 1996. The market for citrus brandy has been declining due to lower demand for flavored brandy products which management attributes to changing demographics. The lower shipments of grain alcohol were due to softness in export shipments, primarily to Eastern Europe and Russia. Proof gallon shipments of citrus and cane spirits were 35.7% and 19.6% higher, respectively, in 1997 compared to the same period in 1996. Citrus spirits are sold to other manufacturers of fortified citrus wine. Cane spirits are sold to flavor manufacturers. Shipments of fortified citrus wine were 12.9% lower in 1997 compared to the same period in 1996 due to a weakness in demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers. Management expects shipments of fortified citrus wine to be lower than in 1996.

     Net sales of case goods spirits increased 10.6% in 1997 compared to the same period in 1996. The increase in net sales is due to the introduction of new higher priced products. Case goods volume decreased 10.2% due to increased competition from other low cost bottlers.

     In the Company's contract bottling division, net sales decreased approximately 31.0% in 1997 compared to the same period in 1996. Sales in the contract bottling division were lower primarily due to decreased volume of the Company's two largest bottling customers as well as the loss of a Type A bottling customer.

     Net sales of vinegar and cooking wine increased 25.5% in 1997 compared to the same period in 1996. Shipments of vinegar were higher due to the completion of a new vinegar production facility in Louisville, Kentucky during fiscal 1995. Although the Company began shipping vinegar from the Louisville facility in August 1995, the facility was not operating at full capacity for the first six months of fiscal 1996. The Louisville plant has been operating at full capacity during 1997. Shipments of the Company's Edmundo Cooking Wine and the cooking wine of private label customers were also higher.

     GROSS PROFIT. Gross profit decreased to $10.1 million in 1997 from $10.7 million in 1996. Gross margin was 27.7% in 1997 compared to 27.6% in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6.2 million in 1997, compared to $5.8 million in 1996 and as a percentage of net sales, were 17.1% in 1997 compared to 15.1% in 1996. The dollar increase was primarily due to the Company's increased emphasis on marketing its branded products.

                          TODHUNTER INTERNATIONAL, INC.

A.   SIX MONTHS ENDED MARCH 31, 1997 VS. SIX MONTHS ENDED MARCH 31, 1996
(Continued)

     INTEREST EXPENSE. Interest expense decreased approximately $196,000 in 1997 compared to 1996 due to the Company reducing its outstanding debt.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24% in 1997 compared to 19% in 1996. The low tax rate is due to income from the Virgin Islands operations which has a 90% exemption from income taxes.

                          TODHUNTER INTERNATIONAL, INC.

B.   THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     NET SALES. Net sales in 1997 were $17.4 million, a decrease of 11.2% from net sales of $19.6 million in 1996.

     Net sales of bulk alcohol products decreased 21.8% in 1997 compared to the same period in 1996. Proof gallon shipments of citrus brandy, rum and grain spirits decreased 17.7%, 1.5% and 79.2% , respectively, in 1997 compared to the same period in 1996. The lower shipments of citrus brandy and rum are attributable to the timing of customer orders. The market for citrus brandy has been declining due to lower demand for flavored brandy products which management attributes to changing demographics. The lower shipments of grain alcohol were due to softness in export shipments, primarily to Eastern Europe and Russia. Proof gallon shipments of citrus and cane spirits were 48.2% and .1% higher, respectively, in 1997 compared to the same period in 1996. Citrus spirits are sold to other manufacturers of fortified citrus wine. Cane spirits are sold to flavor manufacturers. Shipments of fortified citrus wine were 26.2% lower in 1997 compared to the same period in 1996 due to a weakness in demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers.

     Net sales of case goods spirits increased 17.7% in 1997 compared to the same period in 1996. The increase in net sales is due to the introduction of new higher priced products. Case goods volume decreased 4.0% due to increased competition from other low cost bottlers.

     In the Company's contract bottling division, net sales decreased 31.6% in 1997 compared to the same period in 1996. Sales in the contract bottling division were lower primarily due to decreased volume of the Company's two largest bottling customers as well as the loss of a Type A bottling customer.

     Net sales of vinegar and cooking wine increased 17.1% in 1997 compared to the same period in 1996. Shipments of vinegar were higher due to the completion of a new vinegar production facility in Louisville, Kentucky during fiscal 1995. Although the Company began shipping vinegar from the Louisville facility in August 1995, the facility was not operating at full capacity for the first six months of fiscal 1996. The Louisville plant has been operating at full capacity during 1997. Shipments of the Company's Edmundo Cooking Wine and cooking wine of private label customers were also higher.

     GROSS PROFIT. Gross profit decreased to $5.1 million in 1997 from $5.6 million in 1996. Gross margin increased to 29.3% in 1997 from 28.4% in 1996. The increased gross margin was primarily due to the reduction in contract bottling net sales which has a lower gross margin than the Company's other products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1997 were $3.2 million, compared to $3.1 million in 1996 and as a percentage of net sales, were 18.5% in 1997 compared to 16.0% in 1996. The dollar increase was primarily due to the Company's increased emphasis on marketing its branded products.

                          TODHUNTER INTERNATIONAL, INC.


B.   THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996
                  (Continued)

     INTEREST EXPENSE. Interest expense decreased approximately $62,000 in 1997 compared to 1996 due to the Company reducing its outstanding debt.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 27% in 1997 compared to 25% in 1996. The low tax rate is due to income from the Virgin Islands operations which has a 90% exemption from income taxes.

                          TODHUNTER INTERNATIONAL, INC.

C.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $1.7 million for the six months ended March 31, 1997, compared to $5.3 million for the same period in 1996. The largest components of net cash provided by operating activities are summarized as follows:


                                                     Six Months Ended March 31,
                                                     --------------------------
                                                         1997           1996
                                                     ----------      ----------
  Net income . . . . . . . . . . . . . . . . . .     $2,183,773      $2,873,181
  Adjustments to net income:
    Depreciation and amortization. . . . . . . .      2,085,951       1,927,546
  Deferred income taxes. . . . . . . . . . . . .        601,000         603,000
  (Increase) in net operating assets
     and liabilities                                 (3,394,556)     (2,721,212)
  Discontinued operations. . . . . . . . . . . .        241,938       2,662,200
  Other. . . . . . . . . . . . . . . . . . . . .        (27,896)        (43,552)
                                                     ----------      ----------
  Net cash provided by operating activities. . .     $1,690,210      $5,301,163
                                                     ----------      ----------
                                                     ----------      ----------

     The Company had net income of $2.2 million for the six months ended March 31, 1997, compared to net income of $2.9 million for the same period in 1996. The primary reasons for the decrease in net income were lower net sales of bulk alcohol products, a decrease in contract bottling and additional selling, general and administrative expenses due to the Company's increased emphasis on marketing its branded products.

     The Company's net operating assets and liabilities increased $3,394,556 for the six months ended March 31, 1997, compared to $2,721,212 for the same period in 1996. The Company's working capital requirements fluctuate seasonally with the demand for its contract bottling services and production of bulk alcohol products. Demand for contract bottling services is generally highest during the months from April to October and bulk alcohol products are produced from October to June, corresponding to the Florida citrus-growing season. The Company's increase in net operating assets and liabilities was greater for the six months ended March 31, 1997 compared to the same period in 1996. The increase in working capital requirements in 1997 compared to the same period in 1996 is primarily due to the increase in usage of the new vinegar production facility in Louisville, Kentucky and the Company's increased emphasis on marketing its branded products. The increase in working capital requirements for receivables and inventories from the Company's fiscal years ended September 30, 1996 and 1995 through March 31, 1997 and 1996 is due to the Company's higher levels of production of bulk alcohol products during the Florida citrus-growing season.

     From September 30, 1996 to March 31, 1997 the Company's combined cash and cash equivalents and certificates of deposit decreased $1,713,213 due to the Company reducing its debt.

     The net assets of discontinued operations at the end of fiscal 1995 were $2,853.063. During fiscal 1996, the Company liquidated most of these assets and liabilities and as of March 31, 1997, the net liabilities of discontinued operations were $117,152.

     Net cash provided by investing activities was $3.5 million for the six months ended March 31, 1997, compared to net cash used in investing activities of $1.6 million for the same period in 1996. During the six months ended March 31, 1997, the Company received $.8 million from payments on notes receivable, purchased $1.9 million of property and equipment and redeemed $4.5 million of certificates of deposit. During the six months ended March 31, 1996, the Company received $.8 million from payments on notes receivable and purchased $2.3 million of property and equipment. During this period the Company also purchased $4.5 million of certificates of deposit and redeemed $4.3 million.

                         TODHUNTER INTERNATIONAL, INC.

     During the six months ended March 31, 1997, the Company's net cash used in financing activities was $2.4 million, compared to $3.5 million for the same period in 1996. During the six months ended March 31, 1997, the Company reduced its line of credit by $1.7 million, received proceeds from the issuance of common stock of $.2 million and paid down long-term debt by $.9 million. During the six months ended March 31, 1996, the Company reduced its line of credit by $2.0 million and paid down its long-term debt by $1.4 million.

     The Company's long-term debt was $50.9 million as of March 31, 1997, and its ratio of long-term debt to equity was 1.5 to 1.

     The Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed Of" was adopted by the Company for the year ending September 30, 1997. Statement No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

                           TODHUNTER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1994, C.J. Spirits, Inc., filed an action against the Company in the Circuit Court of Hillsborough County, Florida, alleging, among other things, breach of contract, conversion of goods, trademark infringement and unfair trade practices. On March 10, 1997, the Company entered into a Release and Settlement Agreement to dismiss all disputes and claims existing between the plaintiff and the Company in exchange for a settlement payment which did not have a material adverse effect upon the Company or its financial condition.

     On February 28, 1997, the United States District Court for the Southern District of Florida granted the application of Charmer Industries, Inc. ("Charmer") to stay arbitration as against Charmer in relation to an Amended Demand for Arbitration filed by the Company against Charmer and the former stockholders of Blair on June 13, 1996. The Company's claims in arbitration and various counterclaims of the respondents in the arbitration have not yet been heard by an arbitration panel. The parties are currently conducting discovery and a final hearing has been rescheduled for October 20, 1997.
The Company cannot presently evaluate the likely outcome of this arbitration proceeding, but it intends to vigorously pursue its claims and believes that it has substantial defenses to any claims asserted against it.

     On April 10, 1997, the Company filed suit in the Supreme Court of New York, County of New York, against Charmer and Andrew Crisses, a former director of the Company and former legal counsel to Blair, the Company's suit alleges, among other things, breach of fiduciary duty, negligent misrepresentation and fraud against Crisses, and negligent misrepresentation and fraud against Charmer. The Company seeks unspecified monetary damages in excess of $11,000,000 on each count involving monetary damages. The defendants have not responded to this complaint.

     The Company has brought suit in the Supreme Court of the State of New York, County of New York, against the accounting firm of Ernest D. Loewenwarter & Co., alleging accounting malpractice and fraud arising out of the acquisition of Blair. The defendant has filed an answer dated February 21, 1997 and discovery has commenced.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit Index

          2.1 Subscription Agreement dated as of January 5, 1994 between Todhunter International, Inc. and Virgin Islands Rum Industries, Ltd. (2)

          2.2 Stock Purchase Agreement dated as of January 5, 1994 between Virgin Islands Rum Industries, Ltd. and VI Acquisition Partnership (2)

          2.3 Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition, Inc., Blair Importers, Ltd. and the Stockholders of Blair Importers, Ltd. (3)

                          TODHUNTER INTERNATIONAL, INC.

          2.4 Agreement dated August 31, 1994 between Todhunter-Mitchell and Company Limited and Todhunter-Mitchell Distilleries Limited (4)

          2.5 Agreement of Purchase and Sale of Assets dated September 21, 1995 between Todhunter International, Inc. and David Sherman Corporation (11)

          3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)

          3.2      Amended and Restated By-Laws of Todhunter International, Inc.
                   (18)

          4.1      Form of Todhunter International, Inc. Common Stock
                   Certificate (1)

          10.1 Amended and Restated Loan Agreement, dated as of November 22, 1991 among Todhunter International, Inc., First Union Commercial Corporation, First Union National Bank of Florida and Sun Bank/South Florida, National Association (1)

          10.1(a) Second Amended and Restated Loan Agreement between Todhunter International, Inc. and First Union National Bank of Florida dated as of October 13, 1993 (5)

          10.1(b) First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 1994 among Todhunter International, Inc., Kenneth Pincourt, Jr. and First Union National Bank of Florida. (6)

          10.1(c) Second Amendment to Second Amended and Restated Loan Agreement dated as of August 4, 1994 among Todhunter International, Inc., A. Kenneth Pincourt, Jr. and First Union Bank of Florida (7)

          10.1(d) Third Amendment to Second Amended and Restated Loan Agreement dated as of September 26, 1994 among Todhunter International, Inc., A. Kenneth Pincourt, Jr. and First Union Bank of Florida (8)

          10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc. (1)

          10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)

          10.4 Agreement, dated October 1, 1990, among Todhunter International, Inc., Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)

                          TODHUNTER INTERNATIONAL, INC.

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

          10.6 Todhunter International, Inc. 1992 Stock Option Plan, as amended (12)

          10.7     Todhunter International, Inc. Defined Contribution Pension
                   Plan (1)

          10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)

          10.9 Sublease dated June 6, 1994 between SunBank/South Florida, National Association and Todhunter International, Inc. (8)

          10.10 Loan Agreement dated as of January 31, 1994 between Virgin Islands Rum Industries, Ltd., and First Union National Bank of Florida (8)

          10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (13)

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

          10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (15)

          10.14(c) Third Modification of Loan Agreement dated as of December 18,
                   1996, amending Loan Agreement dated as of November 22, 1994
                   (16)

                          TODHUNTER INTERNATIONAL, INC.

          10.15 Note dated December 30, 1994 between Todhunter International, Inc. and First Union National Bank of Florida (9)

          10.16 Note dated April 28, 1995 between Todhunter International, Inc. and First Union National Bank of Florida (10)

          10.17 Amended and Restated Employment Agreement dated as of July 31, 1995 between Todhunter International, Inc. and Jay S. Maltby (12)

          11.1     Statement of Computation of Per Share Earnings (17)

          27.1     Financial Data Schedules (18)

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

           (8) Incorporated herein by reference to the Company' s Annual Report on Form 10-K for the year ended September 30, 1994.

           (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

          (10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          (11) Incorporated herein by reference to the Company's Current Report on Form 8-K for September 21, 1995.

                          TODHUNTER INTERNATIONAL, INC.

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

          (15) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

          (16) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          (17) Filed herewith and incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, included in
                Item 1 of the Company's Form 10-Q for the quarter ended
                March 31, 1997.

          (18)  Filed herewith.


     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                          TODHUNTER INTERNATIONAL, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1997                           /s/A. Kenneth Pincourt, Jr.
                                             -------------------------------
                                             A. Kenneth Pincourt, Jr.
                                             Chairman
                                             and Chief Executive Officer

Date: May 12, 1997                           /s/Troy Edwards
                                             -------------------------------
                                                      Troy Edwards
                                             Chief Financial Officer,
                                             Treasurer and Controller