Form 10-Q
period 1997-06-30
TODHUNTER INTERNATIONAL INC
filed 1997-08-11
CIK 98544

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997              Commission File No. 0-20624
                      -------------

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

Yes    X        No
    -------        -------

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 4, 1997 was 4,949,714.

                                  INDEX TO FORM 10-Q

                             QUARTER ENDED JUNE 30, 1997



PART I   FINANCIAL INFORMATION

         Item 1    Financial Statements

                   Consolidated Balance Sheets -
                   June 30, 1997 and September 30, 1996                        1

                   Consolidated Statements of Income -
                   Nine and Three Months Ended June 30, 1997 and 1996          3

                   Consolidated Statements of Cash Flows -
                   Nine Months Ended June 30, 1997 and 1996                    4

                   Notes to Consolidated Financial Statements                  6

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              10

         Item 3    Quantitative and Qualitative Disclosures
                   About Market Risk                                           *

PART II  OTHER INFORMATION

         Item 1    Legal Proceedings                                          17

         Item 2    Changes in Securities                                       *

         Item 3    Defaults Upon Senior Securities                             *

         Item 4    Submission of Matters to a Vote of Security Holders        17

         Item 5    Other Information                                           *

         Item 6    Exhibits and Reports on Form 8-K                           17

                   Signatures                                                 22





    *  Item is omitted because answer is negative or item is inapplicable.

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                       June 30,       September
                                                                         30,
    ASSETS                                               1997           1996
                                                      -----------    -----------
                                                      (Unaudited)         *
CURRENT ASSETS
  Cash and cash equivalents                          $  4,725,550   $  2,594,246
  Certificates of deposit                                     -        4,494,375
  Trade receivables                                    13,173,386     11,232,609
  Other receivables                                     1,977,882      1,573,864
  Inventories                                          21,898,921     18,614,304
  Notes receivable, current maturities                  1,466,917      1,510,389
  Deferred income taxes                                 1,118,000      2,156,000
  Other current assets                                  1,963,358      1,358,434
  Assets of discontinued operations                       123,353        544,719
                                                      -----------    -----------
   Total current assets                                46,447,367     44,078,940
                                                      -----------    -----------


LONG-TERM NOTES  RECEIVABLE, less current maturities    6,711,643      7,768,504
                                                      -----------    -----------

PROPERTY AND EQUIPMENT                                 70,527,257     67,828,031
  Less accumulated depreciation                        27,375,289     24,705,488
                                                      -----------    -----------
                                                       43,151,968     43,122,543
                                                      -----------    -----------

PROPERTY HELD FOR LEASE                                 2,401,059      2,317,175
  Less accumulated depreciation                           965,294        871,330
                                                      -----------    -----------
                                                        1,435,765      1,445,845
                                                      -----------    -----------

GOODWILL, less accumulated amortization                   430,354        454,913
                                                      -----------    -----------
OTHER ASSETS                                            1,683,824      1,988,051
                                                      -----------    -----------
                                                     $ 99,860,921   $ 98,858,796
                                                      -----------    -----------
                                                      -----------    -----------

* From audited financial statements.

See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                               June 30,          September
                                                                                    30,
  LIABILITIES AND STOCKHOLDERS' EQUITY                           1997              1996
                                                              -----------       -----------
                                                              (Unaudited)            *
CURRENT LIABILITIES
  Current maturities of long-term debt                       $  2,002,206      $  2,152,206
  Accounts payable                                              6,164,299         5,053,661
  Accrued interest expense                                        625,810         1,261,542
  Other accrued expenses                                        1,220,604         1,674,539
  Liabilities of discontinued operations                          255,561           419,933
                                                              -----------       -----------
   Total current liabilities                                   10,268,480        10,561,881

LONG-TERM DEBT, less current maturities                        48,456,515        51,292,490

DEFERRED INCOME TAXES                                           4,712,000         4,784,000

OTHER LIABILITIES                                                 729,206           354,330
                                                              -----------       -----------
                                                               64,166,201        66,992,701
                                                              -----------       -----------

MINORITY INTEREST                                                 418,249           417,784
                                                              -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
   authorized 2,500,000 shares,
   no shares issued
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and outstanding
   June 30, 1997 - 4,949,714; September 30, 1996 - 4,923,464       49,497            49,235
  Additional paid-in capital                                   11,945,777        11,788,539
  Retained earnings                                            23,281,197        19,610,537
                                                              -----------       -----------
                                                               35,276,471        31,448,311
                                                              -----------       -----------
                                                             $ 99,860,921      $ 98,858,796
                                                              -----------       -----------
                                                              -----------       -----------

* From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                 Nine Months Ended                  Three Months Ended
                                                      June 30,                            June 30,
                                          ------------------------------      -------------------------------
                                               1997              1996              1997              1996
                                          -------------     -------------     -------------     -------------
Sales                                    $  87,610,587     $  90,365,991     $  31,098,602     $  29,965,081
 Less excise taxes                          29,135,916        32,511,496         8,975,475        10,776,460
                                          -------------     -------------     -------------     -------------
  Net sales                                 58,474,671        57,854,495        22,123,127        19,188,621

Cost of goods sold                          42,319,716        42,216,934        16,038,289        14,226,807
                                          -------------     -------------     -------------     -------------
 Gross profit                               16,154,955        15,637,561         6,084,838         4,961,814

Selling, general and administrative
 expenses                                    9,641,187         8,626,296         3,422,839         2,804,297
                                          -------------     -------------     -------------     -------------
  Operating income                           6,513,768         7,011,265         2,661,999         2,157,517
                                          -------------     -------------     -------------     -------------

Other income (expense):
 Interest income                               619,287           776,589           202,143           257,597
 Interest expense                           (3,155,669)       (3,339,630)       (1,092,560)       (1,080,823)
 Other, net                                    803,909           617,481           144,945           183,633
                                          -------------     -------------     -------------     -------------
                                            (1,732,473)       (1,945,560)         (745,472)         (639,593)
                                          -------------     -------------     -------------     -------------
Income before income taxes                   4,781,295         5,065,705         1,916,527         1,517,924
                                          -------------     -------------     -------------     -------------


Income tax expense :
 Current                                       144,635            99,343            64,640            27,743
 Deferred                                      966,000           924,000           365,000           321,000
                                          -------------     -------------     -------------     -------------
                                             1,110,635         1,023,343           429,640           348,743
                                          -------------     -------------     -------------     -------------
 Net income                              $   3,670,660     $   4,042,362     $   1,486,887     $   1,169,181
                                          -------------     -------------     -------------     -------------
                                          -------------     -------------     -------------     -------------
Earnings per common share:
 Primary                                 $        0.74     $        0.82     $        0.30     $        0.24
                                          -------------     -------------     -------------     -------------
                                          -------------     -------------     -------------     -------------
 Fully diluted                           $        0.74     $        0.82     $        0.30     $        0.24
                                          -------------     -------------     -------------     -------------
                                          -------------     -------------     -------------     -------------
Common shares and equivalents
 outstanding:
 Primary                                     4,962,020         4,949,904         4,962,337         4,959,298
                                          -------------     -------------     -------------     -------------
                                          -------------     -------------     -------------     -------------
 Fully diluted                               4,962,020         4,955,651         4,962,337         4,959,298
                                          -------------     -------------     -------------     -------------
                                          -------------     -------------     -------------     -------------

See Notes to Consolidated Financial Statements.

                        TODHUNTER INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                            Nine Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $  3,670,660      $  4,042,362
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                          2,942,074         2,827,765
  Amortization                                                            202,381           153,414
  (Gain) on investment transactions                                       (21,843)          (17,406)
  (Gain) on sale of property and equipment                                (32,537)          (53,056)
  Equity in earnings of affiliates                                         16,022            12,029
  Deferred income taxes                                                   966,000           924,000
  Minority interest in net income                                             465                -
  Changes in assets and liabilities:
  (Increase) decrease in:
   Receivables                                                         (2,344,795)       (3,634,936)
   Inventories                                                         (3,284,617)       (3,453,445)
   Other current assets                                                  (604,924)          893,960
  Increase (decrease) in:
   Accounts payable                                                     1,110,638         1,953,771
   Accrued interest expense                                              (635,732)         (688,582)
   Accrued expenses                                                      (453,935)         (678,241)
   Other liabilities                                                      374,876           (56,879)
  Discontinued operations                                                 256,994         2,728,566
                                                                      ------------      ------------
 Net cash provided by operating activities                              2,161,727         4,953,322
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment                              34,136            75,187
 Proceeds from sale of marketable securities                               21,843            17,406
 Principal payments received on notes receivable                        1,132,833         1,204,249
 Purchase of property and equipment                                    (2,963,018)       (3,969,654)
 Disbursements for notes receivable                                       (32,500)               -
 Purchase of certificates of deposit                                           -         (4,565,382)
 Redemption of certificates of deposit                                  4,494,375         4,655,441
 (Increase) decrease in other assets                                      110,383          (198,887)
                                                                      ------------      ------------
  Net cash provided by (used in)  investing activities               $  2,798,052      $ (2,781,640)
                                                                      ------------      ------------
                        (Continued)




                        TODHUNTER INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                                   $ (1,585,975)     $   (509,520)
    Proceeds from issuance of common stock                                157,500            39,000
    Principal payments on long-term borrowings                         (1,400,000)       (1,984,197)
    Disbursements for loan closing costs                                       -            (21,367)
                                                                      ------------      ------------
    Net cash  (used in)
      financing activities                                             (2,828,475)       (2,476,084)
    Net increase (decrease) in cash and
      cash equivalents                                                  2,131,304          (304,402)
Cash and cash equivalents:
    Beginning                                                           2,594,246         2,000,581
                                                                      ------------      ------------
    Ending                                                           $  4,725,550      $  1,696,179
                                                                      ------------      ------------
                                                                      ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest                                                       $  3,791,401      $  4,028,212
                                                                      ------------      ------------
                                                                      ------------      ------------
      Income taxes                                                   $    214,000      $     84,000
                                                                      ------------      ------------
                                                                      ------------      ------------


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



Note 2.  Inventories


         The major components of inventories are:

                                        June 30, 1997      September 30, 1996
                                        -------------      ------------------
                                         (Unaudited)


Finished goods                            $ 11,715,561        $ 12,032,447
Work in process                              1,632,588             549,673
Raw materials and supplies                   8,550,772           6,032,184
                                          ------------        ------------


                                          $ 21,898,921        $ 18,614,304
                                          ------------        ------------
                                          ------------        ------------

                            TODHUNTER INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                     (Unaudited)


Note 3.  Long-Term Debt

Long-term debt consists of the following as of June 30, 1997:

   Senior notes, interest payable semiannually at 8.905%,
   principal payments of $6,800,000 on October 30, 1999,
   $7,933,333 on October 30, 2000 and 2001,
   $4,533,334 on October 30, 2002 and $3,400,000 on
   October 30, 2003 and 2004, unsecured. (1)                                  $34,000,000

   Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 150 basis points above the
   LIBOR rate for Eurodollar loans, principal is due in full
   November 1, 1997.  The maximum amount which can be drawn
   on the revolving note is based on the borrowing base as specified
   in the agreement, unsecured.                                                 8,099,510

   Bank note payable, interest payable monthly at the prime rate for domestic loans and at 250 basis points above the LIBOR rate for
   Eurodollar loans, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery and trade
   receivables in the Virgin Islands. (2)                                       5,500,000

   Note payable, interest at 6%,  monthly principal payments of
   $80,739, unsecured. (3)                                                      2,825,877

   Note payable, interest at the prime rate, monthly principal payments
   of $16,667                                                                      33,334
                                                                              -----------
                                                                              $50,458,721
Less current maturities                                                         2,002,206
                                                                              -----------

                                                                              $48,456,515
                                                                              -----------
                                                                              -----------


(1) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month London Interbank Offered Rate (LIBOR). The bank's interest rate is fixed at 8.905%.

                            TODHUNTER INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                     (Unaudited)

Note 3.  Long-Term Debt (Continued)

(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2003, interest payment streams calculated on a principal balance starting at $7,500,000 and reducing starting April 1, 1996. The bank's interest is calculated based upon a floating rate of 2.50% above the one-month LIBOR. The Company's interest rate is fixed at 8.46%.

(3) This amount represents the remaining balance of a note in the amount of $4,844,361 which was used to finance the acquisition of Blair Importers, Ltd. As of September 30, 1996, the Company has discontinued making monthly principal payments since it believes that it has meritorious defenses to the collection of this note. The Company continues to accrue interest under this note.

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

                                                Nine Months Ended  June 30,    Three Months Ended June 30,
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----

Net income                                      $ 3,670,660    $ 4,042,362    $ 1,486,887    $ 1,169,181
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Determination of shares:
 Weighted average number of
 common shares outstanding                        4,962,020      4,949,904      4,962,337      4,959,298

Shares issuable on exercise
 of stock options and warrants,
 net of shares assumed to be
 purchased out of proceeds at
 ending market price                                   *             5,747           *              *
                                                --------------------------------------------------------
Average common shares out-
 standing for fully diluted
 computation                                      4,962,020      4,955,651      4,962,337      4,959,298
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

Earnings per common share
 Primary                                          $ 0.74         $ 0.82         $ 0.30         $ 0.24
 Fully diluted                                    $ 0.74         $ 0.82         $ 0.30         $ 0.24

 *  Shares not included in computation since effect is anti-dilutive.

                            TODHUNTER INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                     (Unaudited)

The Company's Virgin Islands operation has a five year tax exemption, expiring January 31, 2002 on 90% of the Subsidiary's income as determined under Federal tax laws. The impact of this benefit on the Company's earnings per share was $0.15 for the nine months ended June 30, 1997 and $0.07 for the three months ended June 30, 1997.

Note 5.  Discontinued Operations

    During July 1995, the Company decided to discontinue the operations of Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995. There was no revenue or interest expense allocated to discontinued operations during the three months and nine months ended June 30, 1997 and 1996.

    As of June 30, 1997, the assets and liabilities of the discontinued operations consisted of the following:

Assets
   Cash and cash equivalents                              $   15,665
   Receivables                                               155,842
   Inventories                                               340,957
   Other current assets                                        3.352
   Less adjustment for write-down of accounts
     receivable and inventories to estimated net
     realizable value.                                      (392,463)
                                                          -----------
                                                          $  123,353
                                                          -----------
                                                          -----------
Liabilities
   Anticipated future expenses to disposal date           $  255,561
                                                          -----------
                                                          -----------

    The foregoing assets and liabilities have been classified as current as of June 30, 1997 since the discontinuance is expected to be completed during 1997.

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

                        TODHUNTER INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    FORWARD LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. Reference is made to "Business--Forward-Looking Statements" contained in the Company's Form 10-K for the year ended September 30, 1996 and other public filings previously made with the Securities and Exchange Commission regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.

    GENERAL

    The Company's primary lines of business are the production of citrus and cane-based bulk alcohol products for other manufacturers; contract bottling of alcoholic and nonalcoholic beverages; and production and bottling of case goods spirits for distribution in the Southeast. The Company also imports alcoholic beverages and produces vinegar, cooking wine and other alcohol related products.

    Prior to March 31, 1997, the Company classified its sales of bulk alcohol products and case goods spirits as beverage ingredients and popular price spirits, respectively. The Company feels that the new terms for these lines of business are more meaningful to an understanding of the nature of its products.

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

    The Company's contract bottling operations consist primarily of bottling coolers, prepared cocktails and other nonalcoholic beverages. The under utilization of the Company's bottling facilities has significantly impacted the
Company's profitability due to its high overhead costs.   Management is actively
seeking to utilize its remaining
capacity by obtaining new contract bottling customers, increasing business with its existing customers, increasing market share of existing case goods spirits and by bottling additional types of beverages.

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


                              NINE MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                   1997        1996             1997        1996
                                   ----        ----             ----        ----
Net Sales                         100.0%      100.0%           100.0%      100.0%
Cost of goods sold                 72.4        73.0             72.5        74.1
                                   ----        ----             ----        ----
Gross margin                       27.6        27.0             27.5        25.9
Selling, general and
 administrative expense            16.5        14.9             15.5        14.7
                                   ----        ----             ----        ----
Operating income                   11.1        12.1             12.0        11.2
Interest Expense                   (5.3)       (5.8)            (4.9)       (5.6)
Other income (expense), net         2.4         2.5              1.6         2.3
                                   ----        ----             ----        ----

Income  before income taxes         8.2         8.8              8.7         7.9
Income tax expense                 (1.9)       (1.8)            (2.0)       (1.8)
                                   ----        ----             ----        ----
Net income                          6.3%        7.0%             6.7%        6.1%
                                   ----        ----             ----        ----
                                   ----        ----             ----        ----

                              NINE MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                   1997        1996             1997        1996
                                   ----        ----             ----        ----
                                    (IN THOUSANDS)               (IN THOUSANDS)

Bulk alcohol products          $ 21,850    $ 22,244         $  7,620    $  6,342
Case goods spirits               14,617      12,281            5,016       3,603
Contract bottling                10,448      13,509            5,186       5,887
Vinegar and cooking wine          6,766       5,385            2,376       1,887
Bahamian operations               1,866       1,927              586         579
Other                             2,928       2,508            1,339          91
                               --------    --------         --------    --------
                               $ 58,475    $ 57,854         $ 22,123    $ 19,189
                               --------    --------         --------    --------
                               --------    --------         --------    --------

The following table provides certain unit sales volume data for each of the periods indicated.

                              NINE MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                   1997        1996             1997        1996
                                   ----        ----             ----        ----
                                    (IN THOUSANDS)               (IN THOUSANDS)

Bulk alcohol products:
 Distilled products,
  in proof gallons                8,033       7,497            3,072       1,928
 Fortified citrus wine,
  in gallons                      4,749       5,393            1,622       1,802
Case goods spirits,
 in cases                           826         915              262         287
Contract bottling, in cases       3,389       3,791            1,634       1,644

                        TODHUNTER INTERNATIONAL, INC.

A.  NINE MONTHS ENDED JUNE 30, 1997 VS. NINE MONTHS ENDED JUNE 30, 1996

    NET SALES. Net sales in 1997 were $58.5 million, an increase of 1.1% from net sales of $57.9 million in 1996.

    Net sales of bulk alcohol products decreased 1.8% in 1997 compared to the same period in 1996. Bulk alcohol products consist of distilled products and fortified citrus wine. Distilled products consist of citrus brandy, citrus spirits, cane spirits, rum and grain spirits. Proof gallon shipments of citrus spirits and grain spirits increased 38.3%, and 37.5%, respectively, in 1997 compared to the same period in 1996. Citrus spirits are sold to other manufacturers of fortified citrus wine. The increase in shipments of grain spirits was due to additional export sales, primarily to Eastern Europe and Russia. Proof gallon shipments of citrus brandy, rum and cane spirits decreased 8.2%, 4.5% and 0.8%, respectively, in 1997 compared to the same period in 1996. The fluctuations in the shipments of these products are primarily attributable
to the timing of customer orders.   Management expects shipments of rum to
increase in the fourth quarter and to be flat or slightly higher than in 1996. Shipments of citrus brandy are expected to be flat or slightly lower than in 1996. The market for citrus brandy has been declining due to lower demand for flavored brandy products which management attributes to changing demographics. Cane spirits are sold to flavor manufacturers and are expected to be flat or slightly lower than in 1996. Shipments of fortified citrus wine were 11.9% lower in 1997 compared to the same period in 1996 due to a weakness in demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers. Management expects shipments of fortified citrus wine to be lower than in 1996.

    Net sales of case goods spirits increased 19.0% in 1997 compared to the same period in 1996. The increase in net sales is due to the introduction of new higher priced products. Case goods spirits volume decreased 9.8% due to increased competition for the Company's lower priced products from other low cost bottlers.

    In the Company's contract bottling division, net sales decreased approximately 22.7% in 1997 compared to the same period in 1996. Sales in the contract bottling division were lower primarily due to decreased volume of the Company's two largest bottling customers as well as the loss of a Type A bottling customer.

    Net sales of vinegar and cooking wine increased 25.6% in 1997 compared to the same period in 1996. Shipments of vinegar were higher due to the completion of a new vinegar production facility in Louisville, Kentucky during fiscal 1995. Although the Company began shipping vinegar from the Louisville facility in August 1995, the facility was not operating at full capacity for the first nine months of fiscal 1996. The Louisville plant has been operating at full capacity during 1997. Shipments of the Company's Edmundo Cooking Wine and the cooking wine of private label customers were also higher.

    GROSS PROFIT. Gross profit increased to $16.2 million in 1997 from $15.6 million in 1996. Gross margin was 27.6% in 1997 compared to 27.0% in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.6 million in 1997, compared to $8.6 million in 1996 and as a percentage of net sales, were 16.5% in 1997 compared to 14.9% in 1996. The increase was primarily due to the Company's increased emphasis on marketing its branded products.

    INTEREST EXPENSE. Interest expense decreased approximately $184,000 in 1997 compared to 1996 due to the Company reducing its outstanding debt.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 23% in 1997 compared to 20% in 1996. The low tax rate is due to income from the Virgin Islands operations which has a 90% exemption from income taxes.

                        TODHUNTER INTERNATIONAL, INC.

B.  THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

    NET SALES. Net sales in 1997 were $22.1 million, an increase of 15.3% from net sales of $19.2 million in 1996.

    Net sales of bulk alcohol products increased 20.2% in 1997 compared to the same period in 1996. Proof gallon shipments of citrus brandy, rum, grain and citrus spirits increased 7.6%, 16.8%, 462.1% and 43.5%, respectively, in 1997 compared to the same period in 1996. The increase in shipments of citrus brandy and rum are attributable to the timing of customer orders. The increase in shipments of grain spirits was due to additional export sales, primarily to Eastern Europe and Russia. Citrus spirits are sold to other manufacturers of fortified citrus wine. Proof gallon shipments of cane spirits decreased 31.8% in 1997 compared to the same period in 1996. The decrease in shipments of cane spirits is attributable to the timing of customer orders. Cane spirits are sold to flavor manufacturers. Shipments of fortified citrus wine were 10.0% lower in 1997 compared to the same period in 1996 due to a weakness in demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers.

    Net sales of case goods spirits increased 39.2% in 1997 compared to the same period in 1996. The increase in net sales is due to the introduction of new higher priced products. Case goods spirits volume decreased 8.9% due to increased competition for the Company's lower priced products from other low cost bottlers.

    In the Company's contract bottling division, net sales decreased 11.9% and unit volume decreased 0.6% in 1997 compared to the same period in 1996. Sales in the contract bottling division were lower primarily due to decreased volume of one of the Company's Type A bottling customers.

    Net sales of vinegar and cooking wine increased 25.9% in 1997 compared to the same period in 1996. Shipments of vinegar were higher due to the completion of a new vinegar production facility in Louisville, Kentucky during fiscal 1995. Although the Company began shipping vinegar from the Louisville facility in August 1995, the facility was not operating at full capacity for the first nine months of fiscal 1996. The Louisville plant has been operating at full capacity during 1997. Shipments of the Company's Edmundo Cooking Wine and cooking wine of private label customers were also higher.

    GROSS PROFIT. Gross profit increased to $6.1 million in 1997 from $5.0 million in 1996. Gross margin increased to 27.5% in 1997 from 25.9% in 1996. The increased gross margin was primarily due to the reduction in contract bottling net sales which has a lower gross margin than the Company's other products and an increase in sales of the Company's higher priced case goods spirits.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1997 were $3.4 million, compared to $2.8 million in 1996 and as a percentage of net sales, were 15.5% in 1997 compared to 14.6% in 1996. The increase was primarily due to the Company's increased emphasis on marketing its branded products.

    INTEREST EXPENSE. Interest expense increased approximately $12,000 in 1997 compared to 1996.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 22% in 1997 compared to 23% in 1996. The low tax rate is due to income from the Virgin Islands operations which has a 90% exemption from income taxes.

C.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash provided by operating activities was $2.2 million for the nine months ended June 30, 1997, compared to $5.0 million for the same period in 1996. The largest components of net cash provided by operating activities are summarized as follows:

                        TODHUNTER INTERNATIONAL, INC.

                                                                          Nine Months Ended June 30,
                                                                         -----------------------------
                                                                            1997              1996
                                                                         -----------       -----------
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,670,660       $ 4,042,362
    Adjustments to net income:
     Depreciation and amortization . . . . . . . . . . . . . . . . . .     3,144,455         2,981,179
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       966,000           924,000
    (Increase) in net operating assets and liabilities . . . . . . . .    (5,838,489)       (5,664,352)
    Discontinued operations. . . . . . . . . . . . . . . . . . . . . .       256,994         2,728,566
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,893)          (58,433)
                                                                         -----------       -----------
    Net cash provided by operating activities                            $ 2,161,727       $ 4,953,322
                                                                         -----------       -----------
                                                                         -----------       -----------

    The Company had net income of $3.7 million for the nine months ended June 30, 1997, compared to net income of $4.0 million for the same period in 1996. The primary reason for the decrease in net income was the additional selling, general and administrative expenses related to the Company's increased emphasis on marketing its branded products.

    The Company's net operating assets and liabilities increased $5,838,489 for the nine months ended June 30, 1997, compared to $5,664,352 for the same period in 1996. The Company's working capital requirements fluctuate seasonally with the demand for its contract bottling services and production of bulk alcohol products. Demand for contract bottling services is generally highest during the months from April to October and bulk alcohol products are produced from October to June, corresponding to the Florida citrus-growing season. The Company's increase in net operating assets and liabilities was about the same for the nine months ended June 30, 1997 and 1996. The increase in working capital requirements for receivables and inventories from the Company's fiscal years ended September 30, 1996 and 1995 through June 30, 1997 and 1996 is due to the Company's higher levels of production of bulk alcohol products during the Florida citrus-growing season and increased contract bottling during the summer months.

    From September 30, 1996 to June 30, 1997, the Company's combined cash and cash equivalents and certificates of deposit decreased $2,363,071 due to the Company reducing its debt.

    The net assets of discontinued operations at the end of fiscal 1995 were $2,853,063. During fiscal 1996, the Company liquidated most of these assets and liabilities and as of June 30, 1997, the net liabilities of discontinued operations were $132,208.

    Net cash provided by investing activities was $2.8 million for the nine months ended June 30, 1997, compared to net cash used in investing activities of $2.8 million for the same period in 1996. During the nine months ended June 30, 1997, the Company received $1.1 million from payments on notes receivable, purchased $3.0 million of property and equipment and redeemed $4.5 million of certificates of deposit. During the nine months ended June 30, 1996, the Company received $1.2 million from payments on notes receivable and purchased $4.0 million of property and equipment. During this period the Company also purchased $4.6 million of certificates of deposit and redeemed $4.7 million.

    During the nine months ended June 30, 1997, the Company's net cash used in financing activities was $2.8 million, compared to $2.5 million for the same period in 1996. During the nine months ended June 30, 1997, the Company reduced its line of credit by $1.6 million, received proceeds from the issuance of common stock of $0.2 million and paid down long-term debt by $1.4 million. During the nine months ended June 30, 1996, the Company reduced its line of credit by $0.5 million and paid down its long-term debt by $2.0 million.

The Company's long-term debt was $50.5 million as of June 30, 1997, and its ratio of long-term debt to equity was 1.4 to 1.

                        TODHUNTER INTERNATIONAL, INC.

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

    The Company has operated businesses in the Bahamas since 1964. Under Bahamian law, the Company pays no taxes on the profits from these operations, and such profits have generally been retained in the Bahamas, including a portion which has been invested in real estate. In addition, the Company has generally not paid United States federal income taxes on such profits. Repatriation of these profits could result in a significant United States federal income tax liability to the Company.

    Management believes that cash provided by operating activities and the availability of cash from the revolving credit note will be sufficient to fund the Company's operations and anticipated investment activities for at least the next twelve months.

                        TODHUNTER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The following description represents a material development in the Company's legal proceedings previously reported in the Company's Form 10-K for the fiscal year ended September 30, 1996, as updated by the Company's Forms 10-Q for the quarter ended December 31, 1996 and for the quarter ended March 31, 1997:

    On November 21, 1995, Charmer Industries, Inc. ("Charmer") and the former stockholders of Blair Importers, Ltd. ("Blair"), commenced a proceeding against the Company and Blair in the Supreme Court of the State of New York, County of New York, alleging that the sale of certain assets of Blair to David Sherman Corp. constituted an "Early Payment Event," accelerating all remaining payments under a note payable in the amount of $4,844,361 (the "Note"). The plaintiffs seek judgment of the balance remaining under the Note with interest. On July 7, 1997, the court granted the motion of the Company and Blair to stay all proceedings pending completion of arbitration proceedings and further ordered the defendants to file an undertaking in the amount of $4,000,000. The defendants have not posted the bond to date and intend to seek reconsideration of the order with respect to the bond. On August 8, 1997, plaintiffs served a motion for contempt and for an order directing entry of judgment. The Company has filed an answer to the action alleging, among other things, that the note is void and unenforceable.

    Except as set forth above, there have been no additional material legal proceedings and no material developments in previously reported legal proceedings during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Company was held on May 13, 1997, in Palm Beach, Florida, for the purpose of electing two class II directors to hold office for a term of three years.

         Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         Election of Directors

              All of management's nominees for directors as listed in the proxy statement were elected. The results of the election were as follows:

         NAME                          FOR                WITHHELD
         ----                          ---                --------

         A. Kenneth Pincourt, Jr.      3,643,995           499,883
         Leonard G. Rogers             3,641,995           501,883

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit Index

         2.1 Subscription Agreement dated as of January 5, 1994 between Todhunter International, Inc. and Virgin Islands Rum Industries, Ltd. (2)

                        TODHUNTER INTERNATIONAL, INC.

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

         2.5 Agreement of Purchase and Sale of Assets dated September 21, 1995 between Todhunter International, Inc. and David Sherman Corporation (11)

         3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)

         3.2       Amended and Restated By-Laws of Todhunter International,
                   Inc. (17)

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

         10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)

                        TODHUNTER INTERNATIONAL, INC.

         10.4 Agreement, dated October 1, 1990, among Todhunter International, Inc., Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)

         10.5 Letter Agreement, dated August 11, 1992, between Todhunter International, Inc.and A. Kenneth Pincourt, Jr. (1)

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

                        TODHUNTER INTERNATIONAL, INC.

         10.15     Note dated December 30, 1994 between Todhunter
                   International, Inc. and First Union National Bank of Florida
                   (9)

         10.16 Note dated April 28, 1995 between Todhunter International, Inc. and First Union National Bank of Florida (10)

         10.17 Amended and Restated Employment Agreement dated as of July 31, 1995 between Todhunter International, Inc. and Jay S. Maltby (12)

         11.1      Statement of Computation of Per Share Earnings (18)

         27.1      Financial Data Schedules (19)

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

                        TODHUNTER INTERNATIONAL, INC.

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

         (17) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

         (18) Filed herewith and incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, included in
                   Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (19)      Filed herewith.


     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                        TODHUNTER INTERNATIONAL, INC.

                                  Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August  8, 1997                       /s/A. Kenneth Pincourt, Jr.
                                            ------------------------------------
                                            A. Kenneth Pincourt, Jr.
                                            Chairman
                                            and Chief Executive Officer


Date: August 8, 1997                        /s/Troy Edwards
                                            ------------------------------------
                                            Troy Edwards
                                            Chief Financial Officer,
                                            Treasurer and Controller