Form 10-K
period 1997-09-30
TODHUNTER INTERNATIONAL INC
filed 1997-12-22
CIK 98544

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     ___________

                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997  COMMISSION FILE NUMBER 1-13453

                                     ___________

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


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 655-8977

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON
                        STOCK, $.01 PAR VALUE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                      ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1997 (computed by reference to the last reported sale price of registrant's common stock on AMEX on such date):
$29,087,819

    The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of December 1, 1997, was 4,949,714.

    There were no shares of Preferred Stock outstanding as of December 1, 1997.

    Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 1998 annual stockholders' meeting.

--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS
GENERAL OVERVIEW

    Todhunter International, Inc. (the "Company") produces citrus-based brandy, distilled spirits, rum and fortified wine used as ingredients by producers of beverage alcohol; bottles coolers, prepared cocktails and other beverages on a contract basis; and produces a complete line of spirits. The Company also imports and markets beverage alcohol and produces vinegar, cooking wine and other alcohol-related products. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964.

EXPANSION OF FACILITIES

    During 1997, the Company expanded the vinegar production capacity at its facility in Louisville, Kentucky by 1.5 million grain gallons. The Company began producing red wine vinegar at this facility in September 1997.

    During 1996, the Company invested $1.3 million in polyethylene terephthalate ("P.E.T.") bottle manufacturing equipment which has the capacity to produce 15 million P.E.T. bottles per year. Where possible, the Company plans to utilize P.E.T. bottles to replace glass bottles in its case goods spirits and contract bottling businesses to reduce material and freight costs. The Company began manufacturing P.E.T. bottles in June 1996, and is presently manufacturing at a rate of approximately 4.5 million bottles per year.

    During 1995, the Company expanded the rum production capacity at its facilities in St. Croix, United States Virgin Islands by 40%. These facilities now have a capacity to distill 25,000 proof gallons of rum per day. The Company has transferred a substantial part of its domestic rum production to the Virgin Islands for cost savings and other competitive reasons. Also during 1995, the Company completed the construction of a vinegar production facility in Louisville, Kentucky. This state-of-the-art facility has more than doubled the Company's previous vinegar production capacity. Shipments from the Kentucky facility commenced in August 1995.

DISCONTINUED OPERATIONS

    In August 1994, the Company acquired Blair Importers, Ltd., now known as Todhunter Imports, Ltd. ("Blair"), a national importer of wine and spirits. At that time, Management believed the acquisition of Blair would enhance the Company's national sales capabilities and provide entry into the imported wine and spirits segment of the beverage alcohol market. However, the performance of Blair was below expectations. In order to eliminate losses, the Company adopted a plan to discontinue the operations of Blair. In accordance with this plan, the Company sold substantially all of the assets of Blair to David Sherman Corporation on September 21, 1995. See Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis and Note 15 to the Company's consolidated financial statements for additional information concerning discontinued operations.

PRODUCTS AND SERVICES

    Prior to March 31, 1997, the Company classified its sales of bulk alcohol products and case goods spirits as beverage ingredients and popular price spirits, respectively. The Company feels that the new terms for these lines of business are more meaningful to an understanding of the nature of its products.

    BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 30 producers of beverage alcohol in the United States and other foreign countries. The Company also sells bulk grain alcohol, primarily to export customers. Grain alcohol is purchased from several suppliers located in the Midwest. Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's spirits line.

    Management believes that its proximity to raw materials and its use of citrus byproducts in the production of bulk alcohol provide it with cost advantages over competing products. Because end products are taxed on a blended rate based upon the ingredients used rather than on the resulting alcohol content of the end product, beverage alcohol producers can lower excise taxes on their products by substituting fortified citrus wine for distilled spirits alternatives. This cost savings arises because fortified citrus wine is currently subject to federal excise taxes of $1.57 per gallon, whereas distilled spirits are taxed at $13.50 per proof gallon (one proof gallon is approximately equivalent in alcohol content to two and one-half gallons of fortified citrus wine). The ability of beverage alcohol producers to substitute fortified citrus wine for distilled spirits varies by end product according to government regulations. For example, fortified citrus wine may contribute up to 49% of the alcohol content of cordials and liqueurs, and up to approximately 10% of the alcohol content of Canadian whiskey. In addition, small quantities of fortified citrus wine may be used in blended whiskey, rum, brandy and other types of beverage alcohol.

    In 1997, the Company sold 11.3 million proof gallons of distilled products (citrus brandy, citrus and cane spirits, rum and grain alcohol) and 6.4 million gallons of fortified citrus wine. The total annual capacity of distilled products and fortified citrus wine for the Company's production facilities is approximately 23 million proof gallons and 20 million gallons, respectively.

    CASE GOODS SPIRITS. The Company produces, bottles and sells a complete line of spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. Since the acquisition of the Virgin Islands operations in 1994, the Company also produces and sells case goods spirits in the U.S. Virgin Islands under the Cruzan Rum label. The Company's proprietary labels include Cruzan Estate Rums, Cruzan Rums, Ron Carlos Rums, Conch Republic Rums and "James's Harbor" (gin, rum and vodka). The
Company distills its own rum, but generally produces its other spirits from grain alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. Also, the Company began in 1996 to import and market Cruzan Rum, Porfidio Tequila and several brands from the former Blair product line which was discontinued in 1995. Management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories. The Company sold approximately 1.1 million cases of spirits in 1997.

    CONTRACT BOTTLING. The Company bottles coolers, prepared cocktails and other beverage alcohol on a contract basis for other producers. The Company also bottles non-alcohol beverage on a contract basis including fruit juices, carbonated and non-carbonated fruit flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas. In 1997, the Company bottled approximately
4.5 million cases for third parties. The Company's bottling capacity is approximately 10 million cases per year. The Company presently bottles approximately 5.8 million cases per year in its contract bottling, case goods spirits, vinegar and cooking wine businesses. The Company is actively seeking to utilize its remaining capacity by bottling additional types of beverages with new and existing customers.

    VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its own proprietary labels and under the private labels of major retailers in the Southeast.

    BAHAMIAN OPERATIONS. The Company engages in operations in the Bahamas through its Bahamian subsidiary, Todhunter Bahamas Limited. The Bahamian operations include retail businesses and certain real estate holdings. See Notes 5, 8 and 12 to the Company's consolidated financial statements for additional information on the Bahamian operations.

    OTHER BUSINESS ACTIVITIES. The Company's distilling operations produce residuum, a byproduct, which is sold as animal feed. The Company also sells industrial alcohol to hospitals, universities, fragrance producers and other manufacturers.

DEPENDENCE ON MAJOR CUSTOMERS

    The Company sells its bulk alcohol products to over 30 producers of beverage alcohol in the United States and other foreign countries. The Company's private label case goods spirits and contract bottling services are sold to a limited number of customers. The Company's vinegar and cooking wine are sold to over 100 condiment manufacturers, food service distributors and retailers. During 1997, one contract bottling customer accounted for approximately 9% of the Company's net sales. The Company has major customers in its bulk alcohol products, private label case goods spirits and contract bottling businesses. The loss of one or more of the Company's major customers could have a material adverse effect on the Company's liquidity and results of operations. See Note 12 to the Company's consolidated financial statements for additional information on major customers.

PRODUCTION

    The Company's principal domestic production facilities are located in Lake Alfred and Auburndale, Florida, both near Orlando and central to Florida's citrus growing region. The two plants have similar distilling, bottling and winery operations, allowing the Company to shift production from one plant to the other. The Lake Alfred plant also has a vinegar production facility. Both plants are near major highways and are serviced by a railroad, providing good transportation access. The Company has a cold storage, warehousing and P.E.T. bottle manufacturing facility in Winter Haven, Florida. The Company also operates a winery and vinegar production facility in Louisville, Kentucky. The Company's offshore rum production facilities are located in St. Croix, United States Virgin Islands.

    DISTILLING. The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to seven days. Once fermented, the product has an average alcohol content of 4% by volume, which is increased to approximately 95% through distillation. The alcohol is then processed through rectifying columns and further refined. The finished product is stored in stainless steel tanks, except rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities each have the capacity to distill 25,000 proof gallons per day.

    WINERY. Wine is produced by the fermentation of citrus or grape juice. After fermentation, the wine is fortified by the addition of distilled citrus spirits to raise its alcohol content to approximately 20% by volume. Fortified citrus wine is sold to producers of beverage alcohol. The wineries are physically segregated from the distilling operations and have their own set of fermenting and storage tanks. The Lake Alfred, Auburndale and Louisville facilities can produce, on a combined basis, up to 20 million gallons of wine per year.

    BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. Lake Alfred has two lines that are used primarily to bottle coolers and prepared cocktails, three lines that are used to bottle the Company's case goods spirits and one line to bottle vinegar. Auburndale has two lines that are dedicated to bottling coolers and prepared cocktails, three lines that bottle case goods spirits and one line to bottle cooking wine. The Company's warehouse storage areas can accommodate up to 800,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases of distilled spirits per year.

    VINEGAR AND COOKING WINE. Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar, including white distilled, red wine, white wine, corn, rice wine, balsamic, tarragon and apple cider, are produced at the Lake Alfred and Louisville facilities which have a combined capacity of 7.5 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into wine. Several varieties of cooking wine, including red, white, sherry, golden, marsala and chablis, are produced at the Auburndale and the Louisville facilities.

    QUALITY CONTROL. Each of the Company's facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of its raw materials and end products.

    RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 55% of the raw materials used in the Company's distilling operations in 1997. Cane molasses, which is used in the production of rum and cane spirits, accounts for the remaining 45%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases grain alcohol, used in its bulk alcohol products, case goods spirits, contract bottling and industrial alcohol businesses from several suppliers located in the Midwest. Glass bottles and other materials, such as caps, labels and cases, are used in bottling and packaging and are available from numerous suppliers. Grape juice concentrate is the primary raw material used in the Company's vinegar and cooking wine operations. No supplier accounts for more than 10% of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

    The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from October to June, corresponding to the Florida citrus-growing season. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

MARKETING AND DISTRIBUTION

    Bulk alcohol products are sold primarily in large quantities through the Company's salespeople. The Company's marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Bulk alcohol products are sold primarily to other bottlers, distillers and end producers located throughout the United States and Canada.

    The Company sells value-priced case goods spirits to wholesalers for distribution primarily in the Southeast. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers and retailers market these products to retailers and directly to consumers, respectively. The Company also produces value-priced case goods spirits for private label retailers. Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may have a beneficial effect upon the allocation of retail shelf space for its products. The Company also produces, imports, markets and sells premium brand case goods spirits to wholesalers on a national basis. The Company's marketing and promotional programs for its premium brands are directed at consumers, rather than wholesalers and retailers. Sales of the Company's case goods spirits are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its salespeople, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

    The Company's marketing strategy with respect to its contract bottling operations emphasizes the cost advantages and quality of the Company's services. Arrangements with bottling customers are typically negotiated by the Company's executive officers.

    Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company's salespeople. These products are also sold through wholesalers and directly to retailers under the Company's proprietary labels and under the private labels of retailers.

COMPETITION

    The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company's citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there exist several producers of grape-based distilled products. The Company's case goods spirits compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and value-price products. The case goods spirits produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with such customers are good and has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts as a result of such competition. Based upon its historical experience and customer relationships, the Company does not expect to experience any adverse effects from such competition in the foreseeable future, even as it attempts to increase its market share of case goods spirits. Contract bottling operations compete against other bottlers located throughout the Southeast. The Company experiences similar competition in its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

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

    Beverage alcohol produced and bottled by the Company is subject to substantial federal excise taxes. Excise taxes are imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified citrus wine. Tax rates on spirits were increased from $12.50 to $13.50 per proof gallon effective January 1, 1991. Effective at the same time, tax rates on fortified wines were increased by $.90 per gallon. Where necessary and competitively feasible, the Company has increased its prices to offset tax increases. Management believes that such tax increases have adversely affected the total unit volume of beverage alcohol sold industry-wide.

    The Company's fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    As of September 30, 1997, the Company had approximately 365 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months when the bulk of contract bottling takes place. None of the Company's employees are members of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 60 employees, is fully unionized. Management believes that its relations with its employees are good.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The Company has domestic facilities in Florida and Kentucky for the production of its bulk alcohol products, case goods spirits, contract bottling services, vinegar, cooking wine and other alcohol-related businesses. The Company sells its domestically produced products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily Eastern Europe and the Caribbean. The Company's rum production facilities are located in St. Croix, United States Virgin Islands. Rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States but is also sold to other foreign countries in the Caribbean, South America and Europe. The Company's businesses in the Bahamas relate to retail businesses and real estate rentals. See Note 12 to the Company's consolidated financial statements for additional information about the Company's foreign and domestic operations and export sales.

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

    The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 square feet on 27.5 acres. The Winter Haven facility consists of three principal buildings with approximately 140,000 square feet on 30 acres. The Virgin Islands facility consists of seven principal buildings with approximately 200,000 square feet on 30 acres. The Company's facilities in the Bahamas consist of seven principal buildings with approximately 70,000 square feet on 10 acres. The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices. Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending, or, to the knowledge of management, threatened against the Company, except as set forth below.

ARBITRATION DEMAND AGAINST BLAIR IMPORTERS, LTD.

    On November 13, 1995, the Company filed an Arbitration Demand against the former stockholders of Blair arising out of the Company's acquisition of Blair pursuant to an Agreement and Plan of Merger dated April 22, 1994, as amended (the "Merger Agreement"). In the arbitration proceeding, the Company alleges fraud and misrepresentation against the respondents in connection with the Merger Agreement and seeks damages in the amount of $11 million.

    On August 2, 1996, the selling Blair stockholders filed a counterclaim against the Company in the arbitration proceeding. The counterclaim alleges that the Company violated the Merger Agreement in various respects and seeks unspecified damages.

    The Company's claims in arbitration and counterclaims of the respondents in the arbitration have not yet been heard by an arbitration panel. The parties have not completed discovery on their claims. On December 4, 1997, pursuant to the Settlement (as defined below), the parties agreed to a temporary stay of discovery and to enter into non-binding mediation of their claims. Because discovery is not complete, the Company cannot presently evaluate the likely outcome of this arbitration proceeding, but it intends to vigorously pursue its claims and believes that it has substantial defenses to any claims asserted against it.

BLAIR LITIGATION

    On November 21, 1995, the former Blair stockholders and Charmer Industries, Inc. ("Charmer") commenced a proceeding against the Company and Blair in the Supreme Court of the State of New York, County of New York, alleging that the sale of certain assets of Blair to David Sherman Corp. constituted an "Early Payment Event," accelerating all remaining payments under the Note. Plaintiffs in this action seek judgment for the balance (with interest) remaining under a note in the principal amount of $4,844,361 executed by Blair and guaranteed by the Company, which was payable to the former Blair stockholders and Charmer in connection with the acquisition of Blair.

    On December 4, 1997, the parties agreed to a settlement of this action (the "Settlement") pursuant to which the Company would make an initial payment of principal of $1,130,351 and monthly installment payments through August 1999 of principal in the aggregate amount of approximately $1,695,526, all with interest at the rate of 7.5% per year. In accordance with this Settlement, the parties to the Arbitration Demand, the Loewenwarter Litigation (set forth below) and the Charmer Litigation (set forth below) also agreed to a temporary stay of all proceedings in such related actions, in order to provide an opportunity for the parties to settle their claims through non-binding mediation.

LOEWENWARTER LITIGATION

    The Company has brought suit in the Supreme Court of the State of New York, County of New York, against the accounting firm of Ernest D. Loewenwarter & Co. alleging accounting malpractice and fraud arising out of the acquisition of Blair. The Company seeks $10 million in damages. The defendant has filed an answer dated February 21, 1997 and discovery has commenced. On December 4, 1997, as a part of the Settlement, the parties agreed to a temporary stay of discovery until March 30, 1998 in order to provide an opportunity for private, non-binding mediation of their claims.

CHARMER LITIGATION

    On April 10, 1997, the Company filed suit in the Supreme Court of New York, County of New York, against Charmer and Andrew M. Crisses, a former director of the Company and former legal counsel to Blair. The Company's suit alleges, among other things, breach of fiduciary duty, negligent misrepresentation and fraud against Crisses, and negligent misrepresentation and fraud against Charmer. The Company seeks unspecified monetary damages in excess of $11 million. The defendants have not responded to this complaint. On October 16, 1997, the Court stayed the proceedings of this litigation pending the outcome of the Arbitration Demand.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock was traded in the over the counter market since the Company's initial public offering on October 13, 1992, through October 7, 1997. During that time the Company's common stock was listed in the Nasdaq National Market System under the symbol "TODH." Since October 8, 1997, the Company's common stock began trading on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's common stock for each quarter during the past two fiscal years as reported by Nasdaq.

   PERIOD                 HIGH      LOW
   ------                 ----      ---
   Fiscal 1996
     First quarter       $8 1/2   $6
     Second quarter       8 3/8    7 1/2
     Third quarter        9 7/8    7 1/2
     Fourth quarter       9 1/2    8 1/8
   Fiscal 1997
     First quarter        9 5/8    7 7/8
     Second quarter       9        6 7/8
     Third quarter        8        6 7/8
     Fourth quarter      10 1/4    7 1/4

    The number of stockholders of record as of December 1, 1997 was 78.   In
addition, the number of beneficial owners as of March 21, 1997, the last date upon which the Company received a list of beneficial owners, was approximately 1,178.

    No dividend was paid to stockholders during the fiscal years ended September 30, 1996 and 1997. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future. In addition, the payment of cash dividends requires the consent of the Company's lenders.

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

                                           YEAR ENDED SEPTEMBER 30,
                                           ------------------------
                                       1997    1996     1995     1994     1993
                                       ----    ----     ----     ----     ----
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                            $77,938  $78,197  $ 70,191  $ 73,316  $67,125
Cost of goods sold                    56,493   58,428    54,564    55,972   52,535
                                     -------  -------  --------  --------  -------
Gross profit                          21,445   19,769    15,627    17,344   14,590
Selling, general and administrative
  expenses                            13,126   11,483    11,599     9,619    8,176
                                     -------  -------  --------  --------  -------
Operating income                       8,319    8,286     4,028     7,725    6,414
Other income (expense):
  Interest income                        840    1,036       740       403      282
  Interest expense                    (4,146)  (4,351)   (4,015)   (2,543)  (1,886)
  Other, net                             931      766       252     2,900    2,147
                                     -------  -------  --------  --------  -------
Income from continuing operations
  before income taxes                  5,944    5,737     1,005     8,485    6,957
Income tax expense                     1,259    1,192     1,060     1,871    2,237
                                     -------  -------  --------  --------  -------
Income (loss) from continuing
  operations                           4,685    4,545       (55)    6,614    4,720
Discontinued operations, net of
  income tax benefit                      --       --   (10,740)       11       --
                                     -------  -------  --------  --------  -------
Income (loss) before extraordinary
  item                                 4,685    4,545   (10,795)    6,625    4,720
Extraordinary item, net of income
  tax benefit                             --       --      (468)       --       --
                                     -------  -------  --------  --------  -------
Net income (loss)                    $ 4,685  $ 4,545  $(11,263) $  6,625  $ 4,720
                                     -------  -------  --------  --------  -------
                                     -------  -------  --------  --------  -------

Net income per share
  Primary
    Income (loss) from continuing
      operations                     $  0.94  $  0.92  $  (0.01) $   1.40  $  1.05
    (Loss) from discontinued
      operations                          --       --     (2.19)       --       --
    Extraordinary item                    --       --     (0.10)       --       --
                                     -------  -------  --------  --------  -------
      Net income (loss)              $  0.94  $  0.92  $  (2.30) $   1.40  $  1.05
                                     -------  -------  --------  --------  -------
                                     -------  -------  --------  --------  -------
  Fully diluted
    Income (loss) from continuing
      operations                     $  0.94  $  0.91  $  (0.01) $   1.39  $  1.04
    (Loss) from discontinued
      operations                          --       --     (2.19)       --       --
    Extraordinary item                    --       --     (0.10)       --       --
                                     -------  -------  --------  --------  -------
      Net income (loss)              $  0.94  $  0.91  $  (2.30) $   1.39  $  1.04
                                     -------  -------  --------  --------  -------
                                     -------  -------  --------  --------  -------
Cash dividends per share                  --       --        --        --       --
Weighted average shares outstanding
  Primary                              4,966    4,955     4,906     4,746    4,487
  Fully diluted                        4,995    4,969     4,906     4,761    4,522
BALANCE SHEET DATA (AT PERIOD END):
Working capital                      $31,640  $33,517  $ 35,435  $ 32,526  $20,650
Total assets                          95,618   98,859   103,787   104,134   61,727
Short-term debt                        2,938    2,152     2,264     2,289    4,620
Long-term debt                        43,135   51,293    57,759    49,740   23,324
Stockholders' equity                  36,290   31,448    26,865    37,919   26,074

                                       8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.

                             YEAR ENDED SEPTEMBER 30,
                             ------------------------
                             1997      1996      1995
                             ----      ----      ----
Net sales                   100.0%    100.0%    100.0%
Cost of goods sold           72.5      74.7      77.7
                            -----     -----     -----
Gross margin                 27.5      25.3      22.3
Selling, general and
  administrative expenses    16.8      14.7      16.6
                            -----     -----     -----
Operating income             10.7      10.6       5.7
Other income (expense), net  (3.1)     (3.3)     (4.3)
                            -----     -----     -----
Income from continuing
  operations before income
  taxes                       7.6       7.3       1.4
Income tax expense            1.6       1.5       1.5
                            -----     -----     -----
Income (loss) from
  continuing operations       6.0%      5.8%     (0.1)%
                            -----     -----     -----
                            -----     -----     -----


                            YEAR ENDED SEPTEMBER 30,        % CHANGE
                            ------------------------      -------------
                          1997       1996        1995     97/96   96/95
                          ----       ----        ----     -----   -----
                                (IN THOUSANDS)
Bulk alcohol products    $29,729   $29,404     $25,905      1.1    13.5
Case goods spirits        19,966    16,385      12,766     21.9    28.3
Contract bottling         13,089    19,267      19,840    (32.1)   (2.9)
Vinegar and cooking wine   9,403     7,625       5,190     23.3    46.9
Bahamian operations        2,439     2,525       1,959     (3.4)   28.8
Other                      3,312     2,991       4,531     10.7   (34.0)
                         -------   -------     -------    -----   -----
                         $77,938   $78,197     $70,191     (0.3)   11.4
                         -------   -------     -------    -----   -----
                         -------   -------     -------    -----   -----

The following table provides unit sales volume data for certain Company products.

                                        YEAR ENDED SEPTEMBER 30,        % CHANGE
                                        ------------------------     ---------------
                                        1997      1996      1995     97/96     96/95
                                        ----      ----      ----     -----     -----
                                              (IN THOUSANDS)
Bulk alcohol products:
  Distilled products, in proof gallons
    Citrus brandy                       1,805     1,922     2,000     (6.1)     (3.9)
    Citrus spirits                      1,062       872       671     21.8      29.8
    Rum                                 4,380     4,562     4,363     (4.0)      4.6
    Cane spirits                          542       509       536      6.6      (5.1)
    Grain alcohol                       3,499     2,018       970     73.3     108.0
  Fortified citrus wine, in gallons     6,439     7,128     6,409     (9.7)     11.2
Case goods spirits, in cases            1,119     1,181     1,137     (5.3)      3.9
Contract bottling, in cases             4,547     5,099     5,048    (10.8)      1.0
Vinegar
  Bulk, in 100 grain gallons            4,510     4,205     1,460      7.3     187.9
  Cases, in cases                         562       403       308     39.7      30.8
  Drums, in 100 grain gallons             476       542       366    (12.1)     48.1
Cooking Wine
  Bulk, in gallons                         44        35       155     28.3     (77.6)
  Cases, in cases                         207       157       101     32.2      56.0

    The Company produces citrus-based brandy, distilled spirits, rum and fortified wine used as ingredients by producers of beverage alcohol; bottles coolers, prepared cocktails and other beverages on a contract basis; and produces a complete line of spirits. The Company also imports and markets beverage alcohol and produces vinegar, cooking wine and other alcohol-related products.

    Prior to March 31, 1997, the Company classified its sales of bulk alcohol products and case goods spirits as beverage ingredients and popular price spirits, respectively. The Company feels that the new terms for these lines of business are more meaningful to an understanding of the nature of its products.

    BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 30 producers of beverage alcohol in the United States and other foreign countries. The Company also sells bulk grain alcohol, primarily to export customers. Grain alcohol is purchased from several suppliers located in the Midwest. Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's spirits line.

    CASE GOODS SPIRITS. The Company produces, bottles and sells a complete line of spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. Since the acquisition of the Virgin Islands operations in 1994, the Company also produces and sells case goods spirits in the U.S. Virgin Islands under the Cruzan Rum label. The Company's proprietary labels include Cruzan Estate Rums, Cruzan Rums, Ron Carlos Rums, Conch Republic Rums and "James's Harbor" (gin, rum and vodka). The Company distills its own rum, but generally produces its other spirits from grain alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. Also, the Company began in 1996 to import and market Cruzan Rum, Porfidio Tequila and several brands from the former Blair product line which was discontinued in 1995. Management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories.

    CONTRACT BOTTLING. The Company bottles coolers, prepared cocktails and other beverage alcohol on a contract basis for other producers. The Company also bottles non-alcohol beverage on a contract basis including fruit juices, carbonated and non-carbonated fruit flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas.

    VINEGAR AND COOKING WINE.   To complement its distilling, winery and
bottling operations, the Company produces vinegar and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its own proprietary labels and under the private labels of major retailers in the Southeast.

    During the quarter ended September 30, 1995, the Company discontinued the operations of Blair, sold substantially all of its assets, terminated its employees, closed its facilities and began liquidating its remaining assets. The Company acquired Blair in August 1994. At that time management believed that Blair would enhance the Company's national sales capabilities and provide an entry to the imported wine and spirits segment of the beverage alcohol market. However, beginning in January 1995, Blair incurred substantial operating losses. In 1995, the losses from Blair amounted to $10,740,124 (net of tax benefit of $935,883), including operating losses during the phase out period of $1,871,173. These losses resulted from, among other things, the failure to meet exaggerated sales and gross profit projections furnished to the Company, unrecorded liabilities, surplus inventories, and inadequate reserves for uncollectible receivables, all of which were uncovered subsequent to the acquisition. The Company is reserving all rights that it has to indemnification from the selling shareholders of Blair under the merger agreement relating to the acquisition. See Item 3. Legal Proceedings and Note 15 to the Company's consolidated financial statements for additional information on the discontinued operations.

    The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's products. Historically, gross margins have been highest in bulk alcohol products and lower in case goods spirits, contract bottling, vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's "Type A" and "Type B" bottling customers. Type A bottling customers pay the Company to purchase their raw materials and these costs are passed through to the customer. Type B bottling customers supply their own raw materials and are only charged for bottling charges. Although gross profit per case for the Company's Type A and Type B bottling customers is approximately equal, given the same case volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers. As a result, significant fluctuations in volume of Type A bottling customers can distort the Company's gross margin.

    The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from October to June, corresponding to the Florida citrus-growing season. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

    Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share"
(EPS), which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. Management does not believe there will be a material effect on the Company's EPS, based on the application of this pronouncement. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in its first quarter of fiscal year 1998.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of these changes on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.

YEAR 2000 COMPLIANCE

    Management has initiated a program to prepare the Company's information systems for the year 2000, and to upgrade its information systems generally. The Company is assessing the impact of the year 2000 issue on its operations, including the extent and cost of programming changes required to address this issue. At the present time, it is not expected that the costs to prepare the Company's information systems for the year 2000 will have any material adverse impact on the Company's liquidity or results of operations.

FORWARD-LOOKING STATEMENTS

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions.

Amounts presented in this Item 7 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES. Net sales were $77.9 million in 1997, a decrease of .3% from net sales of $78.2 million in 1996.

    Net sales of bulk alcohol products were $29.7 million in 1997, an increase of 1.1% from net sales of $29.4 million in 1996. Bulk alcohol products produced by the Company include citrus brandy, citrus and cane spirits, rum and fortified citrus wine. The Company also buys grain alcohol which it resells, primarily to export customers. Unit sales of citrus brandy decreased 6.1% in 1997 and 3.9% in 1996. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Unit sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 21.8% in 1997 and 29.8% in 1996. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of citrus wine. The increase in sales of citrus spirits was primarily due to increases in sales to other manufacturers of fortified citrus wine. Unit sales of cane spirits increased 6.6% in 1997 after a 5.1% decrease in 1996.
Cane spirits are sold to flavor manufacturers. Unit sales of rum decreased 4.0% in 1997 after a 4.6% increase in 1996. The fluctuations in rum shipments are attributable to the timing of customer orders. Unit sales of grain alcohol increased 73.3% in 1997 and 108.0% in 1996. Grain alcohol is purchased from several suppliers located in the Midwest and resold primarily to export customers, the largest of which are in Eastern Europe and Russia. Unit sales of fortified citrus wine decreased 9.7% in 1997 after an increase of 11.2% in 1996. Fortified citrus wine is used as an ingredient in cordials, whiskies and other beverage alcohol. Shipments of fortified citrus wine decreased in 1997 due to weak demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers.

    Net sales of case goods spirits were $20.0 million in 1997, an increase of 21.9% from net sales of $16.4 million in 1996. Beginning in 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories. However, the Company experienced a volume decrease in unit sales of case goods spirits of 5.3% in 1997. The volume decrease in case goods spirits is attributable to the value-priced and private label component of this category which has a lower gross margin. The decrease in volume of value-priced and private label business was partially offset by an increase in the Company's premium Cruzan Rum business as well as an increase in super premium tequila.
The change in product mix in this category resulted in an increase in the average price per case of 28.6% in 1997.

    Net sales of contract bottling services were $13.1 million in 1997, a decrease of 32.1% from net sales of $19.3 million in 1996. The Company's contract bottling volume decreased 10.8% in 1997 after increasing 1.0% in 1996. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest bottling customers. The Company continues to provide a significant amount of contract bottling services to this customer even as this customer continues with its plan to transfer production to its own facility. The Company also experienced a decrease in contract bottling services to export customers, primarily in Eastern Europe and Russia, as these customers increased their purchases of bulk grain alcohol. The decreases in contract bottling volume discussed above were partially offset by increased volume with existing and new customers.

    Net sales of vinegar and cooking wine were $9.4 million in 1997, an increase of 23.3% from net sales of $7.6 million in 1996. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, new customers and an improved product mix.

    GROSS PROFIT. Gross profit was $21.4 million in 1997, an increase of 8.5 % from gross profit of $19.8 million in 1996. Gross margin increased to 27.5% in 1997 from 25.3% in 1996. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13.1 million in 1997, an increase of 14.3% from $11.5 million in 1996. Selling, general and administrative expenses were 16.8% of net sales in 1997 and 14.7% in 1996. The increase in selling, general and administrative expenses in 1997 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees relating to the lawsuit against the former Blair stockholders. See
Item 3. Legal Proceedings.

    INTEREST EXPENSE. Interest expense was $4.1 million in 1997 and $4.4 million in 1996. The decrease in interest expense was due to lower levels of debt outstanding during 1997.

    INTEREST AND OTHER INCOME.  Interest income decreased to $.8 million in
1997 from $1.0 million in 1996 due to lower levels of cash, cash equivalents and notes receivable. The notes receivable relate primarily to the sale of assets in the Bahamas and the discontinued operations. Also included in other income is rental income from the Bahamian subsidiary and a gain of $.25 million in 1997 and $.15 million in 1996 relating to insured hurricane damage.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 21% in 1997 and 1996. The low tax rate is attributable to the Virgin Islands operations which has a 90% exemption from income taxes.

FISCAL 1996 COMPARED TO FISCAL 1995

    NET SALES. Net Sales were $78.2 million in 1996, an 11% increase from net sales of $70.2 million in 1995.

    Net sales of bulk alcohol products increased 14% in 1996 due to volume increases in both distilled products and fortified citrus wine. Distilled products volume increased 16% and fortified citrus wine volume increased 11%. The increase in distilled products volume was due to a 108% increase in export sales of grain alcohol, a 5% increase in sales of rum, and a 37% increase in sales of citrus spirits. These increases were offset by a 6% decrease in sales of citrus brandy. The increase in citrus wine volume was due to increased sales to new and existing customers. The average unit price for distilled products decreased 2% due to the increase in export sales of grain alcohol which have a lower unit price than other distilled products. The average unit price for fortified citrus wine increased 3%.

    Net sales of case goods spirits increased 28%. The increase in net sales was due to the Company's new business of importing and marketing branded beverage alcohol, including its own Cruzan Rum. Net sales of case goods spirits without the branded beverages decreased 9%. The decrease was due to soft demand in the Southeast and a decrease in tourism in the Virgin Islands.

    In the Company's contract bottling operations, net sales decreased 3%. The net decrease in sales was due to the loss of a Type A bottling customer which was partially offset by increases in sales to new and existing customers.

    Net sales of vinegar and cooking wine increased 47%. The increase in net sales was due to the construction of a new facility in Kentucky which began shipping vinegar at the end of 1995.

    GROSS PROFIT. Gross profit in 1996 was $19.8 million compared to $15.6 million in 1995. Gross margin increased to 25.3% in 1996 from 22.3% in 1995. The increase in gross margin was due to improved margins for most of the Company's products as well as a change in product and customer mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1996 were $11.5 million compared to $11.6 million in 1995, and as a percentage of net sales, were 14.7% in 1996 compared to 16.6% in 1995. Selling, general and administrative expenses in 1996 increased $1.5 million due to marketing expenses related to the new business of importing and marketing branded beverage alcohol. This increase was offset by the fact that $1.6 million of selling, general and administrative expenses in 1995 were non-recurring professional fees, litigation costs and write-offs of intangibles and bad debts.

    INTEREST EXPENSE. The Company's total interest expense decreased in 1996 by approximately $767,000 due to the Company paying down debt and entering into an interest rate swap on the Company's bank note in the Virgin Islands which reduced the Company's interest rate to a fixed rate of 8.46% from prime plus one. However, due to the Company allocating approximately $1,102,000 of interest expense from continuing operations to discontinued operations in 1995, interest expense from continuing operations increased approximately $336,000 in 1996.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 21% in 1996 and 105% in 1995. The low tax rate in 1996 is due to income from the Virgin Islands operations which has a 90% exemption from income taxes. In 1995, the Company incurred additional income tax expense from the repatriation of previously undistributed earnings of its Bahamian subsidiary.

    EXTRAORDINARY ITEM. During 1995, the Company recognized an extraordinary loss of $467,862, net of income tax benefit of $251,927 on its early extinguishment of debt. This loss relates to the write-off of unamortized deferred financing costs due to the refinancing of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

                                     YEAR ENDED SEPTEMBER 30,
                                     ------------------------
                                 1997         1996           1995
                                 ----         ----           ----
                                          (in thousands)

    Working capital            $31,640      $33,517         $35,435
    Cash and cash investments    4,905        7,089           6,585
    Capital expenditures         3,775        4,902           7,156
    Total debt                  46,073       53,445          60,023
    Cash provided by (used in)
      operating activities       7,613       10,633          (2,046)
    Cash provided by (used in)
      investing activities       1,912       (3,500)        (10,643)
    Cash provided by (used in)
      financing activities      (7,214)      (6,539)          7,744


    Working capital decreased in both 1997 and 1996. In 1996, the decrease was primarily due to the discontinued operations of Blair and the use of net operating losses which reduced deferred income tax assets. In 1997, the decrease was primarily due to the Company using excess cash and cash investments to pay down debt and the use of net operating losses which reduced deferred income tax assets. Although working capital decreased in 1997 and 1996 as described above, receivables and inventories relating to the Company's case goods spirits, distilling (bulk alcohol products) and vinegar businesses increased. Within the Company's case goods spirits business, inventory of value-priced case goods decreased while inventory of the Company's premium brands increased. The changes in inventory of case goods spirits relate to increases in sales of the Company's premium brands, the introduction of new premium brands and a decrease in value-priced and private label business. Inventory of distilled bulk alcohol products increased due to increased production and relatively flat sales. Inventory in the vinegar operations increased due to increased capacity and sales.

    In 1997, the Company's cash from operating activities was lower than in 1996, due to the liquidation of the assets of discontinued operations in 1996. In 1996, cash from operating activities was higher than in 1995, due to a net loss from discontinued operations in 1995.

    Cash used in investing activities, exclusive of purchases and redemptions of certificates of deposit, decreased in 1997 and 1996 from the corresponding prior year periods due to reduced capital expenditures.

    Cash used in financing activities increased in 1997 and 1996 from the corresponding prior year periods due to the Company paying down debt with cash from operations and cash investments.

    At September 30, 1997, the Company had an unsecured bank line of credit of $20,000,000, which expires November 1, 1999. The first $5 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $5 million bear interest at the prime rate. The borrowings under this line were $4,246,947 at September 30, 1997. The amount which can be borrowed on the line is based on the borrowing base, as defined in the agreement. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and a minimum fixed charge, interest coverage and current ratio. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at September 30, 1997.

    The Company's total debt was $46.1 million as of September 30, 1997, and its ratio of debt to equity was 1.3 to 1.

    The Company has operated in the Bahamas since 1964. Under Bahamian law, the Company pays no taxes on the profits from these operations, and such profits have generally been retained in the Bahamas. In addition, the Company has generally not paid United States federal income taxes on such profits. Repatriation of these profits could result in a significant United States federal income tax liability to the Company (see Note 8 to the consolidated financial statements).

    Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 1998 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 1998 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT BENEFICIAL OWNERSHIP

    The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 1998 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 1998 annual stockholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    See "Index to Financial Statements and Financial Statement Schedules".

(b) Exhibits

    See "Index to Exhibits".

(c) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 19th day of December, 1997.

                                     TODHUNTER INTERNATIONAL, INC.

                                     By:    /s/ A. Kenneth Pincourt, Jr.
                                        ---------------------------------------
                                      A. Kenneth Pincourt, Jr., Chairman of the
                                      Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ A. Kenneth Pincourt, Jr.     Chairman of the Board
----------------------------  and Chief Executive Officer    December 19th, 1997
A. Kenneth Pincourt, Jr.      (Principal Executive Officer)



         *                    Treasurer and Chief Financial
----------------------------  Officer (Principal Financial   December 19th, 1997
     Troy Edwards                and Accounting Officer)


         *
---------------------------            Director              December 19th, 1997
     Thomas A. Valdes

         *
---------------------------            Director              December 19th, 1997
     Jay S. Maltby

         *
---------------------------            Director              December 19th, 1997
    D. Chris Mitchell

         *
---------------------------            Director              December 19th, 1997
    Leonard G. Rogers

         *
---------------------------            Director              December 19th, 1997
   W. Gregory Robertson


*By: /s/ A. Kenneth Pincourt, Jr.
    -----------------------------
       A. Kenneth Pincourt, Jr.
        Attorney-in-Fact

                            TODHUNTER INTERNATIONAL, INC.
           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----

(a)  Financial Statements

     Independent Auditor's Report                                            19

     Consolidated balance sheets as of September 30, 1997 and 1996           20

     Consolidated statements of operations for the years ended
       September 30, 1997, 1996 and 1995                                     22

     Consolidated statements of stockholders' equity for the years ended
       September 30, 1997, 1996 and 1995                                     24

     Consolidated statements of cash flows for the years ended
       September 30, 1997, 1996 and 1995                                     25

     Notes to consolidated financial statements                              27

(b)  Financial Statement Schedules

     Independent Auditors Report on Financial Statement Schedule             43

     Schedule II      Valuation and Qualifying Accounts                      44


       All of the other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the registrant's consolidated financial statements.

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                                 McGLADREY & PULLEN, LLP

West Palm Beach, Florida
December 2, 1997, except for
  Note 10 as to which the date is
  December 4, 1997

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996


ASSETS                                               1997            1996
-------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                       $  4,904,804     $  2,594,246
  Certificates of deposit                                 --          4,494,375
  Trade receivables                                 11,051,085       11,232,609
  Other receivables                                  2,116,110        1,573,864
  Inventories                                       20,086,901       18,614,304
  Notes receivable, current maturities               1,435,868        1,510,389
  Deferred income taxes                              1,162,000        2,156,000
  Other current assets                               1,580,034        1,358,434
  Assets of discontinued operations                       --            544,719
                                                -------------------------------
      TOTAL CURRENT ASSETS                          42,336,802       44,078,940



Long-Term Notes Receivable, less
  current maturities                                 6,369,986        7,768,504

Property and Equipment, less accumulated
  depreciation 1997 $28,236,376; 1996 $24,705,488   42,943,754       43,122,543

Property Held for Lease, less accumulated
  depreciation 1997 $998,882; 1996 $871,330          1,429,177        1,445,845

Goodwill, less accumulated amortization
  1997 $670,351; 1996 $637,606                         422,168          454,913

Other Assets                                         2,116,568        1,988,051
                                                -------------------------------



                                                  $ 95,618,455     $ 98,858,796
                                                -------------------------------
                                                -------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                 1997            1996
-------------------------------------------------------------------------------
Current Liabilities
  Current maturities of long-term debt            $  2,937,744     $  2,152,206
  Accounts payable                                   5,039,252        5,053,661
  Accrued interest expense                           1,404,444        1,261,542
  Other accrued expenses                             1,315,600        1,674,539
  Liabilities of discontinued operations                  --            419,933
                                                  -----------------------------



      TOTAL CURRENT LIABILITIES                     10,697,040       10,561,881

Long-Term Debt, less current maturities             43,135,080       51,292,490

Deferred Income Taxes                                4,852,000        4,784,000

Other Liabilities                                      225,713          354,330
                                                  -----------------------------
                                                    58,909,833       66,992,701
                                                  -----------------------------
Minority Interest                                      418,249          417,784
                                                  -----------------------------

Commitments and Contingencies


Stockholders' Equity
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares, no shares issued         --              --
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued and
    outstanding 1997 4,949,714; 1996 4,923,464          49,497           49,235
  Additional paid-in capital                        11,945,777       11,788,539
  Retained earnings                                 24,295,099       19,610,537
                                                  -----------------------------
                                                    36,290,373       31,448,311
                                                  -----------------------------
                                                  $ 95,618,455     $ 98,858,796
                                                  -----------------------------
                                                  -----------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                          1997           1996           1995
--------------------------------------------------------------------------------

Sales                                $116,605,935   $121,066,640   $118,585,016
  Less excise taxes                    38,667,686     42,870,108     48,393,855
                                     ------------------------------------------
      NET SALES                        77,938,249     78,196,532     70,191,161
Cost of goods sold                     56,493,174     58,427,344     54,564,214
                                     ------------------------------------------
      GROSS PROFIT                     21,445,075     19,769,188     15,626,947
Selling, general and administrative
  expenses                             13,126,309     11,482,737     11,598,922
                                     ------------------------------------------
      OPERATING INCOME                  8,318,766      8,286,451      4,028,025
                                     ------------------------------------------
Other income (expense):
  Interest income                         840,016      1,035,811        740,036
  Interest expense                     (4,146,322)    (4,350,791)    (4,014,878)
  Other, net                              931,394        765,592        252,013
                                     ------------------------------------------
                                       (2,374,912)    (2,549,388)    (3,022,829)
                                     ------------------------------------------
      INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES    5,943,854      5,737,063      1,005,196
                                     ------------------------------------------
Income tax expense:
  Current                                 197,292        136,265        452,809
  Deferred                              1,062,000      1,056,000        607,883
                                     ------------------------------------------
                                        1,259,292      1,192,265      1,060,692
                                     ------------------------------------------
      INCOME (LOSS) FROM
      CONTINUING OPERATIONS             4,684,562      4,544,798        (55,496)
                                     ------------------------------------------
Discontinued operations:
  (Loss) from operations, net of
    income tax benefit of $205,593
    in 1995                                    --             --       (490,407)
  (Loss) on disposal of discontinued
    operations including provision
    of $1,871,173 for operating
    losses during phase out period,
    net of income tax benefit of
    $730,290                                   --            --     (10,249,717)
                                     ------------------------------------------
                                               --            --     (10,740,124)
                                     ------------------------------------------
      INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM                4,684,562     4,544,798     (10,795,620)
Extraordinary item, expenses
  related to early extinguishment
  of debt, net of income tax
  benefit of $251,927 in 1995                  --            --        (467,862)
                                     ------------------------------------------
       NET INCOME (LOSS)             $  4,684,562   $ 4,544,798    $(11,263,482)
                                     ------------------------------------------
                                     ------------------------------------------
                                     (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                          1997           1996           1995
--------------------------------------------------------------------------------
Earnings per common share:
  Primary:
    Income (loss) from continuing
      operations                     $       0.94   $      0.92    $      (0.01)
    (Loss) from discontinued
      operations                               --            --           (2.19)
    Extraordinary item                         --            --           (0.10)
                                     ------------------------------------------
        NET INCOME (LOSS)            $       0.94   $      0.92    $      (2.30)
                                     ------------------------------------------
                                     ------------------------------------------

  Fully diluted:
    Income (loss) from continuing
      operations                     $       0.94   $      0.91    $      (0.01)
    (Loss) from discontinued
      operations                               --            --           (2.19)
    Extraordinary item                         --            --           (0.10)
                                     ------------------------------------------
        NET INCOME (LOSS)            $       0.94   $      0.91    $      (2.30)
                                     ------------------------------------------
                                     ------------------------------------------
  Common shares and equivalents
    outstanding:
    Primary                             4,966,165     4,955,088       4,905,998
                                     ------------------------------------------
                                     ------------------------------------------
    Fully diluted                       4,994,938     4,969,436       4,905,998
                                     ------------------------------------------
                                     ------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                               Common Stock
                              -----------------   Additional                 Total
                              Shares                Paid-in     Retained   Stockholders'
                              Issued     Amount     Capital     Earnings      Equity
------------------------------------------------------------------------------------------
Balance, September 30, 1994  4,882,214   $48,822  $11,541,452  $ 26,329,221  $ 37,919,495
  Issuance of common stock
    in connection with
    employee stock options      34,750       348      208,152            --       208,500
  Net (loss)                        --        --           --   (11,263,482)  (11,263,482)
                             -------------------------------------------------------------
Balance, September 30, 1995  4,916,964     9,170   11,749,604    15,065,739    26,864,513
  Issuance of common stock
    in connection with
    employee stock options       6,500        65       38,935            --        39,000
  Net income                        --        --           --     4,544,798     4,544,798
                             -------------------------------------------------------------
Balance, September 30, 1996   4,923,464   49,235   11,788,539    19,610,537    31,448,311
  Issuance of common stock
    in connection with
    employee stock options       26,250      262      157,238            --       157,500
  Net income                         --       --           --     4,684,562     4,684,562
                             -------------------------------------------------------------
Balance, September 30, 1997   4,949,714  $49,497  $11,945,777  $ 24,295,099  $ 36,290,373
                             -------------------------------------------------------------
                             -------------------------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                             1997           1996          1995
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                                      $ 4,684,562     $ 4,544,798   $(11,263,482)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:

    Depreciation                                           3,930,933       3,837,646      3,459,317
    Amortization                                             229,190         210,479      1,252,974
    Loss on impairment of assets                                  -               -       4,466,478
    (Gain) loss on sale of Bahamian
      liquor operations                                           -               -         350,054
    Deferred income taxes                                  1,062,000       1,056,000       (328,000)
    Other                                                     (4,249)        (31,465)       (35,654)
    Changes in assets and liabilities:
      (Increase) decrease in:
         Receivables                                        (360,722)     (1,143,144)     3,477,892
         Inventories                                      (1,472,597)     (1,249,730)     1,121,564
         Other assets                                       (221,600)        961,556      1,240,734
      Increase (decrease) in:
         Accounts payable                                    (14,409)        398,848     (4,776,401)
         Accrued interest expense                            142,902         (20,194)     1,281,736
         Other accrued expenses                             (358,939)       (526,050)       360,142
         Other liabilities                                  (128,617)       (134,493)       199,683
      Discontinued operations, net of $207,057
        of property and equipment in 1995                    124,786       2,728,277     (2,853,063)
                                                         ------------------------------------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                           7,613,240      10,632,528     (2,046,026)
                                                         ------------------------------------------

                                             (Continued)



TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                             1997           1996          1995
----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment       $       63,565 $       76,762 $       44,774
  Principal payments received on
    notes receivable                                      1,525,539      1,576,164        939,287
  Purchase of property and equipment                     (3,775,112)    (4,901,705)    (7,155,626)
  Disbursements for notes receivable                        (52,500)       (62,070)       (42,670)
  Purchase of certificates of deposit                          --       (4,565,381)    (4,584,434)
  Redemption of certificates of deposit                   4,494,375      4,655,440            --
  (Increase) decrease in  other assets                     (344,177)      (279,190)       155,523
                                                     -----------------------------------------------
           NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           1,911,690     (3,499,980)   (10,643,146)
                                                     -----------------------------------------------
Cash Flows From Financing Activities
  Net borrowings (payments) under line of
    credit arrangements                                  (5,438,538)    (4,064,324)    10,124,244
  Proceeds from issuance of common stock                    157,500         39,000        208,500
  Principal payments on long-term borrowings             (1,933,334)    (2,513,559)    (2,130,571)
  Disbursements for loan closing costs                        --               --        (458,382)
                                                     -----------------------------------------------
           NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                          (7,214,372)    (6,538,883)     7,743,791
                                                     -----------------------------------------------
           NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                           2,310,558        593,665     (4,945,381)
  Cash and cash equivalents:
    Beginning                                             2,594,246      2,000,581      6,945,962
                                                     -----------------------------------------------
    Ending                                           $    4,904,804 $    2,594,246 $    2,000,581
                                                     -----------------------------------------------
                                                     -----------------------------------------------

Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:
    Interest                                         $    4,003,420 $    4,370,985 $    3,699,296
                                                     -----------------------------------------------
                                                     -----------------------------------------------
    Income taxes                                     $      344,347 $      140,181 $    1,090,897
                                                     -----------------------------------------------
                                                     -----------------------------------------------
Supplemental Schedule of Noncash Investing
  and Financing Activities
  Refinancing of long-term debt                      $          --  $         --   $   34,000,000
                                                     -----------------------------------------------
                                                     -----------------------------------------------
  Intangible assets exchanged for note
    receivable                                       $          --  $         --   $    6,000,000
                                                     -----------------------------------------------
                                                     -----------------------------------------------


See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Todhunter International, Inc. and subsidiaries (the "Company") produces citrus-based brandy, distilled spirits, rum and fortified wine used as ingredients by producers of beverage alcohol; bottles coolers and prepared cocktails and other beverages on a contract basis; and produces a complete line of spirits. The Company also imports and markets beverage alcohol and produces vinegar, cooking wine and other alcohol related products. The Company sells its products throughout the United States and in several foreign countries (See Note 12).

A summary of the Company's significant accounting policies follows:

   PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Todhunter International, Inc. and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

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

   REVENUE RECOGNITION: The Company recognizes revenue when its product is shipped, at which time title passes to the customer. Revenues from contract bottling services are recognized at the time the bottling process is completed. Excise taxes on products sold are billed directly to customers and are included in sales at the same time the product sold is recognized as revenue.

   CASH EQUIVALENTS: The Company considers certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses in such accounts and does not anticipate any losses.

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

                                    YEARS
                                  ---------
    Land improvements              3 to 20
    Buildings and improvements     3 to 40
    Machinery and equipment        3 to 33


   FINANCIAL INSTRUMENTS: The Company utilizes derivative financial instruments to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The derivative instruments consist of interest rate swap agreements with banks. Gains and losses relating to qualified hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. Realized and unrealized changes in the fair value of the remaining derivative financial instruments are recognized in income in the period in which the change occurs. The Company's policy is not to hold or issue derivative financial instruments for trading purposes.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AMORTIZATION: Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                  YEARS
                                ---------
    Goodwill                     20 - 40
    Trademarks                   20 - 40
    Other                         3 - 12

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

NOTE 2.  INVENTORIES

The major components of inventories as of September 30, 1997 and 1996 are:

                                               1997           1996
                                           ---------------------------
Finished goods                             $ 12,318,664   $ 12,032,447
Work in process                               1,639,970        549,673
Raw materials and supplies                    6,128,267      6,032,184
                                           ---------------------------
                                           $ 20,086,901   $ 18,614,304
                                           ---------------------------
                                           ---------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3.  NOTES RECEIVABLE

Notes receivable consist of the following as of September 30, 1997 and 1996:

                                                           1997         1996
                                                      --------------------------

6% note, collateralized by general intangibles,
  mortgage and security agreement, monthly payments
  of $83,333 plus interest through September 2001      $ 3,916,667   $ 4,916,667

7% note, collateralized by property and equipment,
  monthly principal and interest payments of
  $47,202 through September 1999, unpaid principal
  balance of $3,000,000 due in October 1999              3,663,393     3,961,936

7% - 10% notes, unsecured, maturities through
  October 1998                                             121,142       318,141

Other                                                      104,652        82,149
                                                      --------------------------
                                                         7,805,854     9,278,893

Less current maturities                                  1,435,868     1,510,389
                                                      --------------------------
                                                       $ 6,369,986   $ 7,768,504
                                                      --------------------------
                                                      --------------------------

NOTE 4.   PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 1997 and 1996 are:

                                                           1997         1996
                                                      --------------------------
Land                                                   $ 4,757,587   $ 4,757,587
Land improvements                                        1,058,051     1,039,720
Buildings and improvements                              15,287,175    14,184,693
Machinery and equipment                                 50,077,317    47,846,031
                                                      --------------------------
                                                        71,180,130    67,828,031
Less accumulated depreciation                           28,236,376    24,705,488
                                                      --------------------------
                                                       $42,943,754   $43,122,543
                                                      --------------------------
                                                      --------------------------

NOTE. 5  PROPERTY HELD FOR LEASE

The major classifications of property held for lease as of September 30, 1997 and 1996 are:

                                                           1997         1996
                                                      --------------------------
Land                                                   $   191,318   $   191,318
Buildings                                                2,143,605     2,032,721
Furniture and equipment                                     93,136        93,136
                                                      --------------------------
                                                         2,428,059     2,317,175
Less accumulated depreciation                              998,882       871,330
                                                      --------------------------
                                                       $ 1,429,177   $ 1,445,845
                                                      --------------------------
                                                      --------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5.  PROPERTY HELD FOR LEASE (CONTINUED)

Property held for lease consists of two commercial shopping centers and five residential townhomes in the Bahamas. The properties are leased on a month-to-month basis. Total rental income was $236,193, $234,882, and $276,375 for the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 6.  OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following as of September 30, 1997 and 1996:

                                                          1997          1996
                                                    ----------------------------
Trademarks                                          $   1,076,048  $   1,116,248
Other                                                   1,040,520        871,803
                                                    ----------------------------
                                                    $   2,116,568  $   1,988,051
                                                    ----------------------------
                                                    ----------------------------

NOTE 7.  FINANCING ARRANGEMENTS

Long-term debt consists of the following as of September 30, 1997 and 1996:

                                                          1997          1996
                                                    ----------------------------
Senior notes, interest payable semiannually
  at 8.905%, principal payments of $6,800,000
  on October 30, 1999, $7,933,333 on October 30,
  2000 and 2001, $4,533,334 on October 30, 2002
  and $3,400,000 on October 30, 2003 and 2004,
  unsecured (1)                                     $  34,000,000  $  34,000,000
Revolving credit note of $20,000,000, interest
  payable monthly at the prime rate for domestic
  loans and at 1.50% above the one month London
  Interbank Offered Rate ("LIBOR") for Eurodollar
  loans, principal is due in full November 1,
  1999. The maximum amount which can be drawn on
  the revolving note is based on the borrowing
  base as specified in the agreement, unsecured         4,246,947      9,685,485
Bank note payable, interest is calculated based
  upon a floating rate of 2.50% above the one
  month LIBOR rate, quarterly principal payments
  of $250,000 collateralized by real property,
  equipment, machinery and trade receivables in
  the Virgin Islands (2)                                5,000,000      6,750,000
Note payable, interest at 6%, principal and
  interest payments required through 1999               2,825,877      2,825,877
Note payable, interest at the prime rate,
  monthly principal payments of $16,667                        -         183,334
                                                    ----------------------------
                                                       46,072,824     53,444,696
Less current maturities                                 2,937,744      2,152,206
                                                    ----------------------------
                                                    $  43,135,080  $  51,292,490
                                                    ----------------------------
                                                    ----------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.  FINANCING ARRANGEMENTS (CONTINUED)

Maturities of long-term debt as of September 30, 1997 are as follows:

Year Ending
September 30,                                                      Amount
----------------------------------------------------------------------------
1998                                                           $  2,937,744
1999                                                              8,688,133
2000                                                             13,180,280
2001                                                              9,933,333
2002                                                              4,533,334
Thereafter                                                        6,800,000
                                                               -------------
                                                               $ 46,072,824
                                                               -------------
                                                               -------------

The Company uses interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in accrued interest expense. The fair value of the swap agreement noted in (2) below was not recognized in the consolidated financial statements since it is accounted for as hedge. The criteria required to be met for hedge accounting is that a) the item to be hedged exposes the Company to interest rate risk and b) the interest rate swap reduces that exposure and is designated a hedge. The fair value and the related change in fair value of the agreement noted in (1) below is not significant to the financial statements. A summary of the interest rate swaps is as follows:

(1) The Company has entered into an interest rate swap agreement with a bank calling for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month LIBOR rate. The bank's rate is 8.905%. During 1997 and 1996, the Company received payments of $88,898 and $100,444, respectively, related to this agreement, and reduced interest expense accordingly.

(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2002, interest payment streams calculated on a notional balance equal to the principal balance of the bank note payable. The Company's rate is fixed at 8.46%. During 1997 and 1996, the Company made payments of $27,327 and $27,332, respectively, related to this agreement, and increased interest expense accordingly.

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of and for the year ended September 30, 1997.

During 1995, the Company recognized an extraordinary loss of $467,862, net of income tax benefit of $251,927 on its early extinguishment of debt. This loss relates to the write-off of unamortized deferred financing costs due to the refinancing of long-term debt.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES

Income tax expense on income from continuing operations consists of the following for the years ended September 30, 1997, 1996 and 1995:

                                           1997          1996          1995
                                       ----------------------------------------
Current income tax expense (benefit):
  Federal                              $   224,764   $   116,265   $   485,636
  State                                    (27,472)       20,000       (32,827)
                                       ----------------------------------------
                                           197,292       136,265       452,809
                                       ----------------------------------------
Deferred income tax expense:
  Federal                                  926,000       978,000       586,883
  State                                    136,000        78,000        21,000
                                       ----------------------------------------
                                         1,062,000     1,056,000       607,883
                                       ----------------------------------------
Total income tax expense on income
  from continuing operations           $ 1,259,292   $ 1,192,265   $ 1,060,692
                                       ----------------------------------------
                                       ----------------------------------------

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 1997 and 1996:

                                                         1997          1996
                                                     --------------------------
Deferred tax liabilities:
  Property and equipment, principally due
    to differences in depreciation                   $ 3,627,000   $ 3,290,000
  Installment sale                                     1,190,000     1,459,000
  Other                                                   35,000        35,000
                                                     --------------------------
                                                       4,852,000     4,784,000
                                                     --------------------------
Deferred tax assets:
  Inventories, principally due to additional costs
    inventoried for tax purposes pursuant to the
    Tax Reform Act of 1986                               620,000       531,000
  Difference related to anticipated future
    expenses and allowances                              231,000       389,000
  Net operating loss carryforwards                       157,000     1,117,000
  Other                                                  154,000       119,000
                                                     --------------------------
                                                       1,162,000     2,156,000
                                                     --------------------------
Net deferred income tax liability                    $ 3,690,000   $ 2,628,000
                                                     --------------------------
                                                     --------------------------

No valuation allowance has been recorded as of September 30, 1997 and 1996.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES (CONTINUED)

Total income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate to income from continuing operations before income taxes as a result of the following for the years ended September 30, 1997, 1996 and 1995:

                                                     1997         1996         1995
                                                 --------------------------------------
Computed "expected" tax expense                  $ 2,020,910  $ 1,950,602  $   351,818
(Nontaxable) taxable income and dividends from
  Bahamian subsidiary                                 80,881       (5,918)     777,455
Effect of income tax subsidy on earnings of
  Virgin Islands operations                       (1,025,698)    (767,571)    (317,520)
Effect of state taxes                                  9,340       (6,800)      20,000
Other                                                173,859       21,952      228,939
                                                 --------------------------------------
Total income tax expense on income
  from continuing operations                     $ 1,259,292  $ 1,192,265  $ 1,060,692
                                                 --------------------------------------
                                                 --------------------------------------


Generally, the Bahamian subsidiary is not subject to United States income taxes and there are no income taxes in the Commonwealth of the Bahamas. Certain passive income of the Bahamian subsidiary is subject to United States income taxes. In addition, the Internal Revenue Code provides for the taxation of previously untaxed accumulated earnings and profits of foreign corporations with excess passive assets earned during years ended September 30, 1994 through 1996. This law has been repealed effective for tax years ending after September 30, 1996. Accordingly, the tax effect of income from the Bahamian subsidiary reflected above and the undistributed earnings of the Bahamian subsidiary have been reduced by the taxable amount. The Company's share of the undistributed earnings of the Bahamian subsidiary was approximately $8,500,000 as of September 30, 1997.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes. This exemption is effective through January 31, 2002. The per share effect of this exemption on earnings was $0.20, $0.15, and $0.06, for the years ended September 30, 1997, 1996 and 1995, respectively.

With respect to the Bahamian and Virgin Islands subsidiary, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely.

The Company has available for tax reporting purposes net operating loss carryforwards of approximately $415,000, which expire in 2010.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 9.  LEASES

The Company occupies office space under noncancelable operating leases which expire in 2006. Initial base rent is $31,069 through 2000 and increases to $31,956, thereafter, payable monthly. The leases contain two renewal options of five years each.

Future minimum lease payments under noncancelable operating leases as of September 30, 1997 are as follows:

Year Ending
September 30,                                                   Amount
-------------------------------------------------------------------------
1998                                                         $   383,473
1999                                                             484,906
2000                                                             443,185
2001                                                             372,824
2002                                                             380,811
Thereafter                                                     1,656,017
                                                             ------------
                                                             $ 3,721,216
                                                             ------------
                                                             ------------

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $324,005, $470,080, and $504,432 for the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 10. LEGAL PROCEEDINGS

There are no material legal proceedings pending, or, to the knowledge of management, threatened against the Company, except as set forth below.

ARBITRATION DEMAND AGAINST BLAIR IMPORTERS, LTD.: On November 13, 1995, the Company filed an Arbitration Demand against the former stockholders of Blair Importers, Ltd. ("Blair") arising out of the Company's acquisition of Blair pursuant to an Agreement and Plan of Merger dated April 22, 1994, as amended (the "Merger Agreement"). In the arbitration proceeding, the Company alleges fraud and misrepresentation against the Respondents in connection with the Merger Agreement and seeks damages in the amount of $11 million.

On August 2, 1996, the selling Blair stockholders filed a counterclaim against the Company in the arbitration proceeding. The counterclaim alleges that the Company violated the Merger Agreement in various respects and seeks unspecified damages.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 10. LEGAL PROCEEDINGS (CONTINUED)

The Company's claims in arbitration and counterclaims of the respondents in the arbitration have not yet been heard by an arbitration panel. The parties have not completed discovery on their claims. On December 4, 1997, pursuant to the Settlement (as defined below), the parties agreed to a temporary stay of discovery and to enter into non-binding mediation of their claims.
Because discovery is not complete, the Company cannot presently evaluate the likely outcome of this arbitration proceeding, but it intends to vigorously pursue its claims and believes that it has substantial defenses to any claims asserted against it.

BLAIR LITIGATION: On November 21, 1995, the former Blair stockholders and Charmer Industries, Inc. ("Charmer") commenced a proceeding against the Company and Blair in the Supreme Court of the State of New York, County of New York, alleging that the sale of certain assets of Blair to David Sherman Corp. constituted an "Early Payment Event," accelerating all remaining payments under the Note. Plaintiffs in this action seek judgment for the balance (with interest) remaining under a note in the principal amount of $4,844,361 executed by Blair and guaranteed by the Company, which was payable to the former Blair stockholders and Charmer in connection with the acquisition of Blair.

On December 4, 1997, the parties agreed to a settlement of this action (the "Settlement") pursuant to which the Company would make an initial payment of principal of $1,130,351 and monthly installment payments through August 1999 of principal in the aggregate amount of approximately $1,695,526, all with interest at the rate of 7.5% per year. In accordance with this Settlement, the parties to the Arbitration Demand, the Loewenwarter Litigation (set forth below) and the Charmer Litigation (set forth below) also agreed to a temporary stay of all proceedings in such related actions, in order to provide an opportunity for the parties to settle their claims through non-binding mediation.

LOEWENWARTER LITIGATION: The Company has brought suit in the Supreme Court of the State of New York, County of New York, against the accounting firm of Ernest D. Loewenwarter & Co. alleging accounting malpractice and fraud arising out of the acquisition of Blair. The Company seeks $10 million in damages. The defendant has filed an answer dated February 21, 1997 and discovery has commenced. On December 4, 1997, as part of the Settlement, the parties agreed to a temporary stay of discovery until March 30, 1998.

CHARMER LITIGATION: On April 10, 1997, the Company filed suit in the Supreme Court of New York, County of New York, against Charmer and Andrew M. Crisses, a former director of the Company and former legal counsel to Blair. The Company's suit alleges, among other things, breach of fiduciary duty, negligent misrepresentation and fraud against Crisses, and negligent misrepresentation and fraud against Charmer. The Company seeks unspecified monetary damages in excess of $11 million. The defendants have not responded to this complaint. On October 16, 1997, the Court stayed the proceedings of this litigation pending the outcome of the Arbitration Demand.

Management does not believe that the outcome of the pending legal proceedings will have a material adverse effect on the Company's financial statements taken as a whole.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 11. STOCK OPTION PLAN

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% for the nonqualified options or 100% for the qualified stock options of the fair market value at the date of the grant. As of September 30, 1997, 1,400,000 shares are authorized for issuance under the option plan. Options granted under this plan have vesting periods ranging from 3 to 5 years. During the years ended September 30, 1997, 1996 and 1995, the Company received a total of $157,500, $39,000, and $208,500 upon the exercise of stock options for 26,250, 6,500, and 34,750 shares, respectively.

The Company applies Accounting Principles Board Opinion Number 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for this plan which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1995, 1996, and 1997. SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

If the Company had elected, beginning in fiscal 1996, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                            1997         1996
--------------------------------------------------------------------------------
Net income - as reported                               $  4,684,562 $  4,544,798
Net income - pro forma                                    4,602,805    4,463,041
Earnings per common share - as reported (Fully diluted)        0.94         0.91
Earnings per common share - pro forma (Fully diluted)          0.92         0.89

The pro forma effects are determined as if compensation costs were recognized using the fair value based accounting method. The fair value of each option grant during 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.3%; expected lives of 10 years; expected volatility of 31%; and a zero percent dividend yield.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 11. STOCK OPTION PLAN (CONTINUED)

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30 follows:


                                         1997                 1996                1995
                                 ------------------------------------------------------------------
                                             EXERCISE             Exercise             Exercise
                                   NUMBER     PRICE     Number     Price     Number     Price
                                     OF      WEIGHTED     of      Weighted     of      Weighted
                                   OPTIONS    AVERAGE   Options    Average   Options    Average
                                 ------------------------------------------------------------------
Outstanding, beginning of year     402,750   $    9.57  321,750   $    9.89  356,500   $    9.51
Granted                                 -           -    87,500        8.13       -           -
Exercised                          (26,250)       6.00   (6,500)       6.00  (34,750)         -
Forfeited                          (84,500)      10.81       -          -         -           -
                                 ------------------------------------------------------------------
Outstanding, end of year           292,000   $    9.53  402,750   $    9.57  321,750   $    9.89
                                 ------------------------------------------------------------------
                                 ------------------------------------------------------------------
Exercisable at end of year         239,500   $    9.83  216,084   $   10.03   88,417   $   10.71
                                 ------------------------------------------------------------------
                                 ------------------------------------------------------------------


The following table summarizes information about the stock options at September 30, 1997:

                             NUMBER             NUMBER
                         OUTSTANDING AT    EXERCISABLE AT
                          SEPTEMBER 30,     SEPTEMBER 30,          EXPIRATION
EXERCISE PRICE                1997               1997                 DATE
--------------------------------------------------------------------------------
$ 6.000                          69,500             69,500        November 2002
 12.250                         135,000            135,000          April 2004
  8.125                          87,500             35,000        February 2006
                        ------------------------------------
                                292,000            239,500
                        ------------------------------------
                        ------------------------------------

NOTE 12. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has made net sales of approximately $6,950,000, $11,060,000, and $12,100,000 to a certain customer for the years ended September 30, 1997, 1996 and 1995, respectively. Included in trade receivables was $216,000 from this customer as of September 30, 1997.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 12. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales and operating income from continuing operations for the years ended September 30, 1997, 1996, and 1995 and identifiable assets from continuing operations as of the end of each period classified by geographic area, were as follows:

                                               U.S. VIRGIN
                                               ISLANDS AND
                           UNITED STATES       THE BAHAMAS       CONSOLIDATED
                         ------------------------------------------------------
September 30, 1997:
  Net sales                $  64,865,688     $   13,072,561     $   77,938,249
  Operating income             5,350,994          2,967,772          8,318,766
  Identifiable assets         63,300,335         32,318,120         95,618,455

September 30, 1996:
  Net sales                   66,052,948         12,143,584         78,196,532
  Operating income             5,673,351          2,613,100          8,286,451
  Identifiable assets         64,030,346         34,283,731         98,314,077

September 30, 1995:
  Net sales                   60,713,673          9,477,488         70,191,161
  Operating income             1,769,150          2,258,875          4,028,025
  Identifiable assets         65,909,593         31,876,124         97,785,717

Included in net sales for the United States are export sales, primarily to Eastern Europe and the Carribean, totaling approximately $8,900,000, $7,200,000 and $6,500,000 for the years ended September 30, 1997, 1996 and
1995.

NOTE 13. PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all U. S. employees. Contributions to the plan were approximately $508,000, $456,000, and $462,000 for the years ended September 30, 1997, 1996 and 1995, respectively. The Company contributes 6.0% of an employee's total compensation, plus 5.5% of compensation in excess of the social security tax wage base. Employee's compensation in excess of $150,000 shall be disregarded in determining the Company's contribution. Generally, contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets, which are held by a corporate trustee.

NOTE 14. INVESTMENT IN PREMIER WINE & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wine & Spirits, Ltd., a newly formed wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $296,000 for the year ended September 30, 1997. This amount is included in trade receivables as of September 30, 1997.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 15. DISCONTINUED OPERATIONS

During July 1995, the Company decided to discontinue the operations of Todhunter Imports, Ltd., formerly known as Blair Importers, Ltd. and sold assets consisting of certain trademarks and inventory in September 1995. In 1997, the operations of Todhunter Imports, Ltd. were completely discontinued.

Revenues and interest expense allocated to the discontinued operations were as follows:

Year Ended                                                             Interest
September 30,                                          Revenues        Expense
-------------------------------------------------------------------------------
1997                                                 $    424,990   $     --
1996                                                      493,994        201,605
1995                                                   22,352,924      1,102,413

Interest expense was allocated based on financed inventory and receivable balances.

Included in the loss on disposal of discontinued operations for 1995 is a $4,466,478 loss on impairment of assets, which relates to goodwill written off as a result of the discontinued operations. Also, included in the loss on disposal of discontinued operations is a gain on sale of intangible assets of $119,844, resulting from the sale of trademarks of the discontinued operations.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    The carrying amounts approximate fair values as of September 30, 1997 and 1996 for cash and cash equivalents, certificates of deposit, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

    NOTES RECEIVABLE: The fair value of the Company's notes receivable has been determined based on available market information and management's estimate of current market conditions of similar instruments.

    LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

                                  Carrying Amount             Fair Value
                                 1997        1996          1997         1996
                             ---------------------------------------------------
Financial assets:
  Notes receivable           $ 7,805,854  $ 9,278,893   $ 7,650,596  $ 9,161,449
Financial liabilities:
  Long-term debt, including
    interest rate swaps       46,072,824   53,444,696    47,958,078   55,628,630

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 17. EARNINGS (LOSS) PER COMMON SHARE

Primary earnings per common share are calculated by dividing net income
(loss) by the average common stock outstanding and common stock equivalents assuming the exercise of stock options at an average market price. On a fully diluted basis, shares outstanding are adjusted to assume the exercise of stock options at the higher of average or ending market price.

                                       1997           1996            1995
                                   ---------------------------------------------
Net income (loss)                  $ 4,684,562     $ 4,544,798     $(11,263,482)
                                   ---------------------------------------------
                                   ---------------------------------------------
Determination of shares:
Weighted average number of
  common shares outstanding          4,943,169       4,919,060        4,905,998
Shares issuable on exercise of
  stock options, net of shares
  assumed to be repurchased             51,769          50,376          *
                                   ---------------------------------------------
Average common shares outstanding
  for fully diluted computation      4,994,938       4,969,436        4,905,998
                                   ---------------------------------------------
                                   ---------------------------------------------
Earnings (loss) per common share:
  Primary                          $      0.94     $      0.92     $      (2.30)
  Fully diluted                           0.94            0.91            (2.30)

*Shares not included in computation since effect is anti-dilutive.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                          First      Second      Third      Fourth
-------------------------------------------------------------------------------
                         (In thousands, except per share and gross margin data)
1997
Net sales                      $ 18,915    $ 17,437    $ 22,123    $ 19,463
Gross profit                      4,954       5,116       6,085       5,290
Gross margin                       26.2 %      29.3 %      27.5 %      27.2 %
Net income                        1,261         923       1,487       1,014
Net income per share,
  fully diluted                    0.25        0.19        0.30        0.20
1996
Net sales                      $ 19,027    $ 19,638    $ 19,189    $ 20,343
Gross profit                      5,089       5,587       4,962       4,131
Gross margin                       26.7 %      28.4 %      25.9 %      20.3 %
Net income                        1,491       1,382       1,169         503
Net income per share,
  fully diluted                    0.30        0.28        0.24        0.09
1995
Net sales                      $ 16,687    $ 15,065    $ 20,530    $ 17,909
Gross profit                      4,484       4,464       4,622       2,057
Gross margin                       26.9 %      29.6 %      22.5 %      11.5 %
Income (loss) from
  continuing operations           1,062       1,125       1,034      (3,276)
Net income (loss)                 1,500         895         368     (14,026)
Per share data, fully diluted:
  Income (loss) from
    continuing operations          0.21        0.23        0.20       (0.65)
  Net income (loss)                0.30        0.18        0.07       (2.85)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 19. INTERNAL REVENUE SERVICE EXAMINATION

The Company's 1992 through 1994 Federal Income tax returns are currently under examination by the Internal Revenue Service. No accrual has been made in the financial statements since any ultimate liability cannot be reasonably estimated. Any ultimate liability is not expected to be material to the Company's financial statements.

NOTE 20. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE ("EPS"), which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. Management does not believe there will be a material effect on the Company's EPS, based on the application of this pronouncement. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.
The Company will adopt SFAS No. 128 in its first quarter of fiscal year 1998.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this changes on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Todhunter International, Inc.
West Palm Beach, Florida


    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule II for the years ended September 30, 1997, 1996, and 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                 McGLADREY & PULLEN, LLP


West Palm Beach, Florida
December 2, 1997, except for
  Note 10 as to which the date is
  December 4, 1997

                 TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                     ALLOWANCE FOR DISCONTINUED OPERATIONS


                                                         YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------
                                                     1997          1996          1995
                                                 ------------  ------------  ------------
Balance, beginning of period . . . . . . . . . . $   680,744   $ 2,250,000   $         --
  Additional charged to expense. . . . . . . . .          --            --      2,250,000
  Deductions resulting from realization of
    losses and expenses for discontinued
    operations which were previously
    charged to expense . . . . . . . . . . . . .    (680,744)   (1,569,256)            --
                                                 ------------  ------------  ------------
Balance, end of period . . . . . . . . . . . . . $        --   $   680,744   $  2,250,000
                                                 ------------  ------------  ------------
                                                 ------------  ------------  ------------


                         TODHUNTER INTERNATIONAL, INC.
                               INDEX TO EXHIBITS

    2.1   Subscription Agreement dated as of January 5, 1994 between
          Todhunter International, Inc. and Virgin Islands Rum Industries,
          Ltd. (2)
    2.2   Stock Purchase Agreement dated as of January 5, 1994 between
          Virgin Islands Rum Industries, Ltd. and VI Acquisition
          Partnership (2)
    2.3 Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition, Inc., Blair Importers, Ltd. and the Stockholders of Blair Importers,
          Ltd. (3)
    2.4 Agreement dated August 31, 1994 between Todhunter-Mitchell and Company Limited and Todhunter-Mitchell Distilleries Limited. (4)
    2.5 Agreement of Purchase and Sale of Assets dated September 21, 1995 between Todhunter International, Inc. and David Sherman
          Corporation (11)
    3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
    3.2   Amended and Restated By-Laws of Todhunter International, Inc. (17)
    4.1   Form of Todhunter International, Inc. Common Stock Certificate (1)
   10.1   Amended and Restated Loan Agreement, dated as of November 22,
          1991, among Todhunter International, Inc., First Union Commercial Corporation, First Union National Bank of Florida and Sun
          Bank/South Florida, National Association (1)
 10.1(a) Second Amended and Restated Loan Agreement between Todhunter International, Inc. and First Union National Bank of Florida dated as of October 13, 1993 (5)
 10.1(b) First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 1994, among Todhunter International,
          Inc., A. Kenneth Pincourt, Jr. and First Union National Bank of Florida (6)
 10.1(c) Second Amendment to Second Amended and Restated Loan Agreement dated as of August 4, 1994, among Todhunter International, Inc.,
          A. Kenneth Pincourt, Jr. and First Union Bank of Florida (7)
 10.1(d) Third Amendment to Second Amended and Restated Loan Agreement dated as of September 26, 1994, among Todhunter International,
          Inc., A. Kenneth Pincourt, Jr. and First Union Bank of Florida (8)
   10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram &
          Sons, Inc. (1)
   10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
   10.4 Agreement, dated October 1, 1990, among Todhunter International, Inc., Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)
   10.5 Letter Agreement, dated August 11, 1992, between Todhunter International, Inc. and A. Kenneth Pincourt, Jr. (1)
   10.6   Todhunter International, Inc. 1992 Stock Option Plan, as amended (19)
   10.7   Todhunter International, Inc. Defined Contribution Pension Plan (1)
   10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
   10.9   Sublease dated June 6, 1994, between SunBank/South Florida,
          National Association and Todhunter International, Inc. (8)
  10.10   Loan Agreement dated as of January 31, 1994, between Virgin
          Islands Rum Industries, Ltd. and First Union National Bank of
          Florida (8)
10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (13)
  10.11 Loan Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and certain banks (8)
  10.12   Guaranteed Subordinated Note Agreement dated as of August 4,
          1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer Industries, Inc. and certain shareholders thereof (3)
  10.13   Note Purchase Agreement dated as of October 30, 1994, among
          Todhunter International, Inc., Blair Importers, Ltd. and certain purchasers (8)
10.13(a)  First Amendment Agreement and Waiver dated as of February 1,
          1996, amending Note Purchase Agreement dated as of October 30,
          1994 (14)
  10.14 Loan Agreement dated as of November 22, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and First Union
          National Bank of Florida (8)

10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (14)
10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
          (15)
10.14(c) Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (16)
  10.15 Note dated December 30, 1994, between Todhunter International, Inc. and First Union National Bank of Florida (9)
  10.16 Note dated April 28, 1995, between Todhunter International, Inc. and First Union National Bank of Florida (10)
  10.17 Amended and Restated Employment Agreement dated as of July 31, 1995, between Todhunter International, Inc. and Jay S. Maltby (12)
   11.1   Statement of Computation of Per Share Earnings (18)
   21.1   Subsidiaries of Todhunter International, Inc. (12)
   23.1   Consent of McGladrey & Pullen, LLP (19)
   24.1   Powers of Attorney (19)
   27.1   Financial Data Schedule (19)


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

(15) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the quarter ended March 31, 1996.
(16) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(17) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(18) Filed herewith and incorporated herein by reference to Note 18 of notes to consolidated financial statements, included in Item 14 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(19)    Filed herewith.