Form 10-Q
period 1997-12-31
TODHUNTER INTERNATIONAL INC
filed 1998-02-12
CIK 98544

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997        Commission File No. 1-13453
                      -----------------                            -------


                         TODHUNTER INTERNATIONAL, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                            59-1284057
------------------------------------------------------------------------------
(State or other jurisdiction of                IRS employer identification No.
incorporation or organization)

222 Lakeview Avenue,    Suite 1500,       West Palm Beach, FL            33401
------------------------------------------------------------------------------
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
The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 6, 1998 was 4,949,714.

                         TODHUNTER INTERNATIONAL, INC.

                                     INDEX




PART I    FINANCIAL INFORMATION                                       Page No.
                                                                      --------
          Item 1  Financial Statements

                  Consolidated Balance Sheets -
                  December 31, 1997 and September 30, 1997                1

                  Consolidated Statements of Income -
                  Three Months Ended December 31, 1997 and 1996           3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended December 31, 1997 and 1996           4

                  Notes to Consolidated Financial Statements              6

          Item 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9

          Item 3  Quantitative and Qualitative Disclosures About
                  Market Risk                                             *


PART II   OTHER INFORMATION

          Item 1  Legal Proceedings                                      16

          Item 2  Changes in Securities                                   *

          Item 3  Defaults Upon Senior Securities                         *

          Item 4  Submission of Matters to a Vote of Security Holders     *

          Item 5  Other Information                                       *

          Item 6  Exhibits and Reports on Form 8-K                       16

          Signatures                                                     19

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,             September 30,
                                                 1997                      1997
                                            -------------             -------------
                                             (Unaudited)                     *
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $  4,424,269             $  4,904,804
  Trade receivables                            9,585,877               11,051,085
  Other receivables                            2,438,682                2,116,110
  Inventories                                 22,178,695               20,086,901
  Notes receivable, current maturities         1,377,137                1,435,868
  Deferred income taxes                        1,083,000                1,162,000
  Other current assets                         1,591,780                1,580,034
                                            -------------             -------------
      Total current assets                    42,679,440               42,336,802
                                            -------------             -------------

LONG-TERM NOTES  RECEIVABLE,
  less current maturities                      6,001,341                6,369,986
                                            -------------             -------------

PROPERTY AND EQUIPMENT                        71,817,284               71,180,129
  Less accumulated depreciation               29,287,504               28,236,375
                                            -------------             -------------
                                              42,529,780               42,943,754
                                            -------------             -------------

PROPERTY HELD FOR LEASE                        2,430,522                2,428,059
  Less accumulated depreciation                1,032,465                  998,882
                                            -------------             -------------
                                               1,398,057                1,429,177
                                            -------------             -------------

GOODWILL, less accumulated amortization          413,982                  422,168
                                            -------------             -------------
OTHER ASSETS                                   2,089,718                2,116,568
                                            -------------             -------------
                                            $ 95,112,318             $ 95,618,455
                                            -------------             -------------
                                            -------------             -------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 December 31,             September 30,
                                                     1997                      1997
                                                -------------             -------------
                                                 (Unaudited)                     *
     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt          $  1,968,872             $  2,937,744
  Accounts payable                                 3,872,248                5,039,252
  Accrued interest expense                           449,983                1,404,444
  Other accrued expenses                           1,964,154                1,315,600
                                                -------------             -------------
      Total current liabilities                    8,255,257               10,697,040

LONG-TERM DEBT, less current maturities           44,309,514               43,135,080

DEFERRED INCOME TAXES                              4,807,000                4,852,000

OTHER LIABILITIES                                    264,960                  225,713
                                                -------------             -------------
                                                  57,636,731               58,909,833
                                                -------------             -------------

MINORITY INTEREST                                     63,779                  418,249
                                                -------------             -------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
     authorized 2,500,000 shares,
     no shares issued                                   --                        --
  Common stock, par value $.01 per share;
     authorized 10,000,000 shares;
     issued and outstanding
     December 31, 1997 and September 30, 1997;
     4,949,714                                        49,497                   49,497
Additional paid-in capital                        11,945,777               11,945,777
Retained earnings                                 25,416,534               24,295,099
                                                -------------             -------------
                                                  37,411,808               36,290,373
                                                -------------             -------------
                                                $ 95,112,318             $ 95,618,455
                                                -------------             -------------
                                                -------------             -------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1997              1996
                                                 ------------       ------------
Sales                                            $ 26,360,592       $ 29,573,894
  Less excise taxes                                 8,619,370         10,659,633
                                                 ------------       ------------
  Net Sales                                        17,741,222         18,914,261

Cost of good sold                                  12,618,571         13,960,520
                                                 ------------       ------------
  Gross profit                                      5,122,651          4,953,741

Selling, general and administrative expenses        3,658,902          2,996,628
                                                 ------------       ------------
  Operating income                                  1,463,749          1,957,113
                                                 ------------       ------------

Other income (expense):
  Interest income                                     184,630            206,732
  Interest expense                                 (1,007,445)        (1,065,594)
  Other, net                                          521,424            506,928
                                                 ------------       ------------
                                                     (301,391)          (351,934)
                                                 ------------       ------------

Income before income taxes                          1,162,358          1,605,179
                                                 ------------       ------------

Income tax expense:
  Current                                               6,923             37,104
  Deferred                                             34,000            307,000
                                                 ------------       ------------
                                                       40,923            344,104
                                                 ------------       ------------

  Net income                                     $  1,121,435       $  1,261,075
                                                 ------------       ------------
                                                 ------------       ------------

Earnings per common share:
  Basic                                          $       0.23       $       0.26
                                                 ------------       ------------
                                                 ------------       ------------
  Diluted                                        $       0.22       $       0.25
                                                 ------------       ------------
                                                 ------------       ------------

Common shares and equivalents outstanding:
  Basic                                             4,949,714          4,923,749
                                                 ------------       ------------
                                                 ------------       ------------
  Diluted                                           4,995,387          4,964,733
                                                 ------------       ------------
                                                 ------------       ------------

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                         1997               1996
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  1,121,435        $ 1,261,075
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation                                        1,031,947            986,937
    Amortization                                           23,527             64,827
    (Gain) on investment transactions                      --                 (8,000)
    (Gain) on sale of property and equipment               --                (13,175)
    Equity in earnings of affiliates                       --                  6,142
    Deferred income taxes                                  34,000            307,000
    Minority interest                                    (354,470)               465
    Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                       1,142,636            462,548
      Inventories                                      (2,091,794)          (669,097)
      Other current assets                                (11,746)            34,720
    Increase (decrease) in:
      Accounts payable                                 (1,167,004)          (222,625)
      Accrued interest expense                           (954,461)          (708,079)
      Accrued expenses                                    648,554            233,279
      Other liabilities                                    39,247            (13,308)
    Discontinued operations                                 --               126,346
                                                     ------------       ------------
  Net cash provided by (used in)
    operating activities                                 (538,129)         1,849,055
                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment              --                24,486
  Proceeds from sale of marketable securities               --                 8,000
  Principal payments received on notes receivable         443,376            373,208
  Purchase of property and equipment                     (586,853)          (795,891)
  Disbursements for notes receivable                      (16,000)           (14,000)
  Redemption of certificates of deposit                     --             4,494,375
  Decrease in other assets                                 11,509             16,120
                                                     ------------       ------------
    Net cash provided by (used in)
      investing activities                           $   (147,968)       $ 4,106,298
                                                     ------------       ------------

                         TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                               1997               1996
                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on line of credit              $ 1,666,652        $ (2,779,611)
  Proceeds from issuance of common stock                        --                 157,500
  Principal payments on long-term borrowings                (1,461,090)           (300,000)
                                                           ------------       ------------
  Net cash provided by (used in) financing activities          205,562          (2,922,111)
                                                           ------------       ------------
  Net increase (decrease) in cash and cash equivalents        (480,535)          3,033,242
Cash and cash equivalents:
  Beginning                                                  4,904,804           2,594,246
                                                           ------------       ------------
  Ending                                                   $ 4,424,269        $  5,627,488
                                                           ------------       ------------
                                                           ------------       ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                               $ 1,961,906        $  1,773,673
                                                           ------------       ------------
                                                           ------------       ------------
    Income taxes                                           $    12,107        $     --
                                                           ------------       ------------
                                                           ------------       ------------

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

Note 2. Inventories


The major components of inventories are:

                                  December 31, 1997         September 30, 1997
                                  -----------------         ------------------
                                     (Unaudited)
Finished goods                      $ 15,042,976               $ 12,318,664
Work in process                          967,602                  1,639,970
Raw materials and supplies             6,168,117                  6,128,267
                                  -----------------         ------------------

                                    $ 22,178,695               $ 20,086,901
                                  -----------------         ------------------
                                  -----------------         ------------------

                                   (Unaudited)

Note 3. Financing Arrangements

Long-term debt consists of the following as of December 31, 1997.


  Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
    October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
    $3,400,000 on October 30, 2003 and 2004, unsecured (1)                   $ 34,000,000

  Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one month
    London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 1999.  The maximum amount which can be drawn on the revolving note is based on the borrowing
    base as specified in the agreement, unsecured                               5,913,599

  Bank note payable, interest is calculated based upon a floating rate of
    2.5% above the one month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery
    and trade receivables in the Virgin Islands (2)                             4,750,000

  Note payable, interest at 6%, principal and interest payments
    required through 1999                                                       1,614,787
                                                                             ------------
                                                                               46,278,386
  Less current maturities                                                       1,968,872
                                                                             ------------

                                                                             $ 44,309,514
                                                                             ------------
                                                                             ------------

The Company uses interest swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in accrued interest expense. The fair value of the swap agreement noted in (2) below was not recognized in the consolidated financial statements since it is accounted for as hedge. The criteria required to be met for hedge accounting is that a) the item to be hedged exposes the Company to interest rate risk and b) the interest rate swap reduces that exposure and is designated a hedge. The fair value and the related change in fair value of the agreement noted in (1) below is not significant to the financial statements. A summary of the interest rate swaps is as follows:

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

                                  (Unaudited)


(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2002, interest payment streams calculated on a notional balance equal to the principal balance of the bank note payable. The Company's rate is fixed at 8.46%.

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of December 31, 1997.

Note 4. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a Diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                               1997               1996
                                                           -------------------------------
Net income                                                 $ 1,121,435         $ 1,261,075
                                                           ------------        -----------
                                                           ------------        -----------
Determination of shares:
  Weighted average number of
    common shares outstanding                                4,949,714           4,923,749
  Shares issuable on exercise
    of stock options, net of shares
    assumed to be purchased out of proceeds                     45,673              40,984
                                                           ------------        -----------
  Average common shares outstanding for
    diluted computation                                      4,995,387           4,964,733
                                                           ------------        -----------
                                                           ------------        -----------
Earnings per common share
Basic                                                      $      0.23         $      0.26
                                                           ------------        -----------
                                                           ------------        -----------
Diluted                                                    $      0.22         $      0.25
                                                           ------------        -----------
                                                           ------------        -----------

The Company's Virgin Islands operation has a five year tax exemption, expiring January 31, 2002 on 90% of the subsidiary's income as determined under United States Federal income tax laws. The impact of this benefit on the Company's earnings per share was $0.08 and $0.06 for the three months ended December 31, 1997 and December 31, 1996, respectively.

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

     BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 30 producers of beverage alcohol in the United States and other foreign countries. The Company also sells bulk grain alcohol, primarily to export customers. Grain alcohol is purchased from several suppliers located in the Midwest. Citrus brandy and spirits are distilled from citrus juice by-products purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's spirits line.

     CASE GOODS SPIRITS. The Company produces, bottles and sells a complete line of spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. Since the acquisition of the Virgin Islands operations in 1994, the Company also produces and sells case goods spirits in the U.S. Virgin Islands under the Cruzan Rum label. The Company's proprietary labels include Cruzan Estate Rums, Cruzan Rums, Ron Carlos Rums, Conch Republic Rums and "James's Harbor" (gin, rum and vodka). The Company distills its own rum, but generally produces its other spirits from grain alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. In 1996, the Company began to import and market Cruzan Rum, Porfidio Tequila and several brands from the former Blair product line which was discontinued in 1995. Since 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories.

     CONTRACT BOTTLING.   The Company bottles coolers, prepared cocktails and
other beverage alcohol on a contract basis for other producers. The Company also bottles non-alcohol beverage on a contract basis, including fruit juices, carbonated and non-carbonated fruit-flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas.

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

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from October to June, corresponding to the Florida citrus-harvest season. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" (EPS), which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. The Company adopted SFAS No. 128 in its first quarter of fiscal year 1998.

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

YEAR 2000 COMPLIANCE

     Management has initiated a program to prepare the Company's information systems for the year 2000, and to upgrade its information systems generally. The Company is assessing the impact of the year 2000 issue on its operations, including the extent of the cost of programming changes required to address this issue. At the present time, it is not expected that the costs to prepare the Company's information systems for the year 2000 will have any material adverse impact on the Company's results of operations, liquidity or capital resources.

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

     Certain amounts presented in this Item 2 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

                            RESULTS OF OPERATIONS

     The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.

                                                   THREE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                    1997                     1996
                                                   ------                   ------
   Net sales                                        100.0%                   100.0%
   Cost of goods sold                                71.1                     73.8
                                                   ------                   ------
   Gross margin                                      28.9                     26.2
   Selling, general and
     administrative expenses                         20.6                     15.9
                                                   ------                   ------
   Operating income                                   8.3                     10.3
   Interest expense                                  (5.7)                    (5.6)
   Other income (expense), net                        4.0                      3.8
                                                   ------                   ------
   Income before income taxes                         6.6                      8.5
   Income tax expense                                (0.3)                    (1.8)
                                                   ------                   ------
   Net income                                         6.3%                     6.7%
                                                   ------                   ------
                                                   ------                   ------

                                                   THREE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                    1997                     1996                 % CHANGE
                                                  --------                 --------               --------
                                                            (in thousands)                          97/96
Bulk alcohol products                            $  7,210                 $  7,913                     (8.9)
Case goods spirits                                  4,917                    5,064                     (2.9)
Contract bottling                                   1,358                    2,206                    (38.4)
Vinegar and cooking wine                            2,585                    2,231                     15.8
Other                                               1,671                    1,500                     11.4
                                                  --------                 --------                --------
                                                  $ 17,741                 $ 18,914                    (6.2)
                                                  --------                 --------                --------
                                                  --------                 --------                --------

The following table provides unit sales volume data for certain Company products.

                                                   THREE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                    1997                     1996                 % CHANGE
                                                  --------                 --------                --------
                                                            (in thousands)                          97/96
Bulk alcohol products:
Distilled products, in proof gallons
  Citrus Brandy                                        403                     529                    (23.9)
  Citrus Spirits                                       172                     244                    (29.8)
  Rum                                                1,045                     991                      5.5
  Cane Spirits                                         117                     157                    (25.5)
  Grain alcohol                                      1,077                     992                      8.6
Fortified citrus wine, in gallons                    1,522                   1,646                     (7.5)
Case goods spirits, in cases                           268                     288                     (7.0)
Contract bottling, in cases                            628                     706                    (11.1)
Vinegar
  Bulk, in 100 grain gallons                         1,131                   1,017                     11.2
  Cases                                                128                     109                     17.0
  Drums, in 100 grain gallons                          166                      93                     78.1
Cooking Wine
  Bulk, in gallons                                      20                      12                     72.3
  Cases                                                 73                      70                      3.8

     THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996. Unless otherwise noted, references to 1997 represent the three month period ending December 31, 1997 and references to 1996 represent the three month period ending December 31, 1996.

     NET SALES. Net sales were $17.7 million in 1997, a decrease of 6.2% from net sales of $18.9 million in 1996.

     Net sales of bulk alcohol products were $7.2 million in 1997, a decrease of 8.9% from net sales of $7.9 million in 1996. Bulk alcohol products produced by the Company include citrus brandy, citrus and cane spirits, rum and fortified citrus wine. The Company also buys grain alcohol which it resells, primarily to export customers. Unit sales of citrus brandy decreased 23.9% in 1997, primarily due to the timing of customer orders. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Unit sales of citrus brandy have also declined as a result of a decline in demand of brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits decreased 29.8% in 1997. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of citrus wine. Unit sales of cane spirits decreased 25.5% in 1997. Cane spirits are sold to flavor manufacturers. The decrease in sales of citrus and cane spirits in 1997 was primarily due to the timing of customer orders. Unit sales of rum increased 5.5% in 1997. Unit sales of grain alcohol increased 8.6% in 1997. Grain alcohol is purchased from several suppliers located in the Midwest and resold primarily to export customers, the largest of which are in Eastern Europe and Russia. Unit sales of fortified citrus wine decreased 7.5% in 1997. Fortified citrus wine is used as an ingredient in cordials, whiskies and other beverage alcohol. Shipments of fortified citrus wine decreased in 1997 due to weak demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers.

     Net sales of case goods spirits were $4.9 million in 1997, a decrease of 2.9% from net sales of $5.1 million in 1996. Beginning in fiscal 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories. However, the Company experienced a volume decrease in unit sales of case goods spirits of 7.0% in 1997. The volume decrease in case goods spirits is attributable to the value-priced and private label component of this category which declined due to increased competition from other low cost bottlers. The decrease in volume of value-priced and private label business was partially offset by an increase in the Company's premium Cruzan Rum business.

     Net sales of contract bottling services were $1.4 million in 1997, a decrease of 38.4% from net sales of $2.2 million in 1996. The Company's contract bottling volume decreased 11.1% in 1997. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest Type A bottling customers. The decrease in contract bottling volume with this customer was partially offset by increased volume with existing customers.

     Net sales of vinegar and cooking wine were $2.6 million in 1997, an increase of 15.8% from net sales of $2.2 million in 1996. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, which allowed the Company to increase sales to existing and new customers, and an improved product mix.

     GROSS PROFIT. Gross profit was $5.1 million in 1997, an increase of 3.4% from gross profit of $5.0 million in 1996. Gross margin increased to 28.9% in 1997 from 26.2% in 1996. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.7 million in 1997, an increase of 22.1% from $3.0 million in 1996. Selling, general and administrative expenses were 20.6% of net sales in 1997 and 15.9% in 1996. The increase in selling, general and administrative expenses in 1997 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees relating to the lawsuit against the former Blair stockholders.

     INTEREST EXPENSE. Interest expense was $1.0 million in 1997 and $1.1 million in 1996. The decrease in interest expense was due to lower levels of debt outstanding during 1997.

     OTHER INCOME. Included in other income is rental income from the Bahamian subsidiary and a gain of $.4 million in 1997 and $.3 million in 1996 relating to insured hurricane damage.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 4% in 1997 and 21% 1996. The low tax rate is attributable to the Virgin Islands operations which has a 90% exemption from income taxes. Also, the Company recently amended its 1994 and 1995 federal income tax returns which has resulted in loss carryforwards available in the current year and a request for refund of income tax previously paid.

                           LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1997, the Company increased production and inventory of its citrus brandy and citrus spirits products due to the availability of citrus molasses. Citrus molasses is the primary raw material the Company uses in its citrus brandy and spirits products at its two Florida distilleries. The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest season, which generally runs from October to June.

     The Company's inventory of citrus wine increased slightly although sales of citrus wine decreased. Inventory of the Company's cooking wine increased along with sales.

     The Company's inventory of case goods increased during the quarter for two reasons: The Company imported an approximately three month supply of premium and super-premium tequila; and the Company replenished inventory levels depleted as of September 30, 1997 to normal operating levels.

     The Company's inventory of vinegar increased due to increased capacity and sales.

     The Company's overall net sales decreased during the quarter ended December 31, 1997, compared to the quarter ended September 30, 1997. The overall sales decrease led to a decrease in trade receivables and also contributed to inventory increases in some divisions.

     The Company uses its line of credit (described below) to fund its U.S. manufacturing, importing and marketing operations. The amount drawn on the line of credit was $5,913,599 as of December 31, 1997, and $4,246,947 as of September 30, 1997. The increase in the line of credit relates to the Company's increased level of production during the citrus harvest season, increased imports of tequila, payment of accrued interest and the payment of current maturities of long-term debt. The line of credit was reduced during the quarter with repatriated previously taxed funds from the Bahamian subsidiary.

     At September 30, 1997, the Company had an unsecured bank line of credit of $20,000,000, which expires November 1, 1999. The first $5 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $5 million bear interest at the prime rate. The amount which can be borrowed on the line is based on the borrowing base, as defined in the agreement. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and a minimum fixed charge, interest coverage and current ratio. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at December 31, 1997.

     The Company's total debt was $46.3 million as of December 31, 1997, and its ratio of debt to equity was 1.2 to 1.

     During the quarter the Company purchased $586,853 of property and equipment. The Company has no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is party to various legal proceedings as reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. There have been no material developments during the quarter ended December 31, 1997, other than those previously reported.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibit Index

     2.1   Subscription Agreement dated as of January 5, 1994 between
           Todhunter International, Inc. and Virgin Islands Rum Industries,
           Ltd. (2)
     2.2   Stock Purchase Agreement dated as of January 5, 1994 between
           Virgin Islands Rum Industries, Ltd. and VI Acquisition Partnership
           (2)
     2.3   Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition, Inc., Blair Importers, Ltd. and the Stockholders of Blair Importers,
           Ltd. (3)
     2.4 Agreement dated August 31, 1994 between Todhunter-Mitchell and Company Limited and Todhunter-Mitchell Distilleries Limited. (4)
     2.5 Agreement of Purchase and Sale of Assets dated September 21, 1995 between Todhunter International, Inc. and David Sherman
           Corporation (11)
     3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
     3.2   Amended and Restated By-Laws of Todhunter International, Inc. (17)
     4.1   Form of Todhunter International, Inc. Common Stock Certificate (1)
    10.1   Amended and Restated Loan Agreement, dated as of November 22,
           1991, among Todhunter International, Inc., First Union Commercial Corporation, First Union National Bank of Florida and Sun
           Bank/South Florida, National Association (1)
  10.1(a) Second Amended and Restated Loan Agreement between Todhunter International, Inc. and First Union National Bank of Florida dated as of October 13, 1993 (5)
  10.1(b)  First Amendment to Second Amended and Restated Loan Agreement
           dated as of January 31, 1994, among Todhunter International, Inc.,
           A. Kenneth Pincourt, Jr. and First Union National Bank of Florida
           (6)
  10.1(c) Second Amendment to Second Amended and Restated Loan Agreement dated as of August 4, 1994, among Todhunter International, Inc.,
           A. Kenneth Pincourt, Jr. and First Union Bank of Florida (7)
  10.1(d) Third Amendment to Second Amended and Restated Loan Agreement dated as of September 26, 1994, among Todhunter International,
           Inc., A. Kenneth Pincourt, Jr. and First Union Bank of Florida (8)
    10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram &
           Sons, Inc. (1)
    10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
    10.4 Agreement, dated October 1, 1990, among Todhunter International, Inc., Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)
    10.5 Letter Agreement, dated August 11, 1992, between Todhunter International, Inc. and A. Kenneth Pincourt, Jr. (1)
    10.6   Todhunter International, Inc. 1992 Stock Option Plan, as amended (18)
    10.7   Todhunter International, Inc. Defined Contribution Pension Plan (1)
    10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
    10.9   Sublease dated June 6, 1994, between SunBank/South Florida,
           National Association and Todhunter International, Inc. (8)
   10.10   Loan Agreement dated as of January 31, 1994, between Virgin
           Islands Rum Industries, Ltd. and First Union National Bank of
           Florida (8)
 10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (13)

   10.11 Loan Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and certain banks (8)
   10.12 Guaranteed Subordinated Note Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer Industries, Inc. and certain shareholders thereof (3)
   10.13 Note Purchase Agreement dated as of October 30, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and certain purchasers (8)
 10.13(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (14)
   10.14 Loan Agreement dated as of November 22, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and First Union National Bank of Florida (8)
 10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (14)
 10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
           (15)
 10.14(c) Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (16)
   10.15 Note dated December 30, 1994, between Todhunter International, Inc. and First Union National Bank of Florida (9)
   10.16 Note dated April 28, 1995, between Todhunter International, Inc. and First Union National Bank of Florida (10)
   10.17 Amended and Restated Employment Agreement dated as of July 31, 1995, between Todhunter International, Inc. and Jay S. Maltby (12)
    11.1   Statement of Computation of Per Share Earnings (19)
    21.1   Subsidiaries of Todhunter International, Inc. (12)
    23.1   Consent of McGladrey & Pullen, LLP (18)
    24.1   Powers of Attorney (18)
    27.1   Financial Data Schedule (20)

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

(18) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(19) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(20)  Filed herewith.

  (b) Reports on Form 8-K

      No reports on From 8-K have been filed during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 1998                   /s/ A. Kenneth Pincourt, Jr.
                                        --------------------------------
                                          A. Kenneth Pincourt, Jr.
                                          Chairman
                                          and Chief Executive Officer


Date: February 12, 1998                   /s/ Troy Edwards
                                        --------------------------------
                                          Troy Edwards
                                          Chief Financial Officer,
                                          Treasurer and Controller