Form 10-Q
period 1998-03-31
TODHUNTER INTERNATIONAL INC
filed 1998-05-14
CIK 98544

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998                Commission File No. 1-13453


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

Yes  _X_        No ___

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 8, 1998 was 4,949,714.

                          TODHUNTER INTERNATIONAL, INC.

                                       INDEX


PART I            FINANCIAL INFORMATION                                      Page No.
------            ---------------------                                      --------
       Item 1     Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1998 and September 30, 1997                          1

                  Consolidated Statements of Income -
                  Six and Three Months Ended March 31, 1998 and 1997             3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended March 31, 1998 and 1997                       4

                  Notes to Consolidated Financial Statements                     6

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            9

       Item 3     Quantitative and Qualitative Disclosures About Market Risk     *


PART II           OTHER INFORMATION
-------           ------------------
       Item 1     Legal Proceedings                                              17

       Item 2     Changes in Securities                                          *

       Item 3     Defaults Upon Senior Securities                                *

       Item 4     Submission of Matters to a Vote of Security Holders            17

       Item 5     Other Information                                              17

       Item 6     Exhibits and Reports on Form 8-K                               18

       Signatures                                                                21

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                     March 31,      September 30,
                                                       1998             1997
                                                     --------       -------------
                                                    (Unaudited)           *

        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $   3,412,599      $   4,904,804
  Trade receivables                                  10,165,252         11,051,085
  Other receivables                                   2,606,725          2,116,110
  Inventories                                        23,506,155         20,086,901
  Notes receivable, current maturities                1,401,338          1,435,868
  Deferred income taxes                               1,005,000          1,162,000
  Other current assets                                1,437,202          1,580,034
                                                  -------------      -------------
        Total current assets                         43,534,271         42,336,802
                                                  -------------      -------------

LONG-TERM NOTES  RECEIVABLE,
  less current maturities                             5,665,624          6,369,986
                                                  -------------      -------------

PROPERTY AND EQUIPMENT                               72,511,031         71,180,129
  Less accumulated depreciation                      30,268,452         28,236,375
                                                  -------------      -------------
                                                     42,242,579         42,943,754
                                                  -------------      -------------

PROPERTY HELD FOR LEASE                               2,438,025          2,428,059
  Less accumulated depreciation                       1,066,149            998,882
                                                  -------------      -------------
                                                      1,371,876          1,429,177
                                                  -------------      -------------

GOODWILL, less accumulated amortization                 405,796            422,168
                                                  -------------      -------------
OTHER ASSETS                                          1,932,241          2,116,568
                                                  -------------      -------------
                                                  $  95,152,387      $  95,618,455
                                                  -------------      -------------
                                                  -------------      -------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS




                                                   March 31,    September 30,
                                                     1998            1997
                                                   --------     -------------
                                                  (Unaudited)          *
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt           $  1,968,872    $  2,937,744
  Accounts payable                                  4,124,854       5,039,252
  Accrued interest expense                          1,191,852       1,404,444
  Other accrued expenses                            1,808,417       1,315,600
                                                 ------------    ------------
    Total current liabilities                       9,093,995      10,697,040

LONG-TERM DEBT, less current maturities            42,791,597      43,135,080

DEFERRED INCOME TAXES                               4,763,000       4,852,000

OTHER LIABILITIES                                      45,760         225,713
                                                 ------------    ------------
                                                   56,694,352      58,909,833
                                                 ------------    ------------

MINORITY INTEREST                                      63,779         418,249
                                                 ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
       authorized 2,500,000 shares,
       no shares issued                                --              --
  Common stock, par value $.01 per share;
       authorized 10,000,000 shares; issued
       and outstanding March 31, 1998 and
       September 30, 1997;
       4,949,714 shares                                49,497          49,497
Additional paid-in capital                         11,945,777      11,945,777
Retained earnings                                  26,398,982      24,295,099
                                                 ------------    ------------
                                                   38,394,256      36,290,373
                                                 ------------    ------------
                                                 $ 95,152,387    $ 95,618,455
                                                 ------------    ------------
                                                 ------------    ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                      Six Months Ended March 31,               Three Months Ended March 31,
                                      --------------------------               ----------------------------
                                          1998           1997                       1998            1997
                                      ------------   -------------             --------------   ------------

Sales                                 $ 53,829,374    $ 56,511,985             $ 27,468,782     $ 26,938,091
  Less excise taxes                     18,409,169      20,160,441                9,789,799        9,500,808
                                      ------------    ------------             ------------     ------------
  Net Sales                             35,420,205      36,351,544               17,678,983       17,437,283


Cost of goods sold                      25,077,882      26,281,427               12,459,311       12,320,907
                                      ------------    ------------             ------------     ------------
  Gross profit                          10,342,323      10,070,117                5,219,672        5,116,376


Selling, general and administrative
 expenses                               6,909,479        6,218,348                3,250,577        3,221,720
                                      ------------    ------------             ------------     ------------
  Operating income                      3,432,844        3,851,769                1,969,095        1,894,656
                                      ------------    ------------             ------------     ------------



Other income (expense):
  Interest income                         342,016          417,144                  157,386          210,412
  Interest expense                     (1,985,943)      (2,063,109)                (978,498)        (997,515)
  Other, net                              659,273          658,964                  137,849          152,036
                                      ------------    ------------             ------------     ------------
                                         (984,654)        (987,001)                (683,263)        (635,067)
                                      ------------    ------------             ------------     ------------


Income before income taxes              2,448,190        2,864,768                1,285,832        1,259,589
                                      ------------    ------------             ------------     ------------


Income tax expense:
  Current                                 276,307           79,995                  269,384           42,891
  Deferred                                 68,000          601,000                   34,000          294,000
                                      ------------    ------------             ------------     ------------
                                          344,307          680,995                  303,384          336,891
                                      ------------    ------------             ------------     ------------

  Net income                          $ 2,103,883     $  2,183,773             $    982,448     $    922,698
                                      ------------    ------------             ------------     ------------
                                      ------------    ------------             ------------     ------------

Earnings per common share:
  Basic                               $      0.43     $       0.44             $       0.20       $     0.19
                                      ------------    ------------             ------------     ------------
                                      ------------    ------------             ------------     ------------
  Diluted                             $      0.42     $       0.44             $       0.20       $     0.19
                                      ------------    ------------             ------------     ------------
                                      ------------    ------------             ------------     ------------


Common shares and equivalents
 outstanding:
  Basic                                 4,949,714        4,936,589                4,949,714        4,949,714
                                      ------------    ------------             ------------     ------------
                                      ------------    ------------             ------------     ------------
  Diluted                               4,991,716        4,967,941                4,987,404        4,970,482
                                      ------------    ------------             ------------     ------------
                                      ------------    ------------             ------------     ------------

See Notes to Consolidated Financial Statements.

                        TODHUNTER INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $2,103,883     $2,183,773
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                  2,064,811      1,952,397
    Amortization                                                     47,054        133,554
    (Gain) on investment transactions                                 --            (8,026)
    (Gain) on sale of property and equipment                         (1,989)       (31,097)
    Equity in earnings of affiliates                                  --            10,762
    Deferred income taxes                                            68,000        601,000
    Minority interest increase (decrease)                          (354,470)           465
    Changes in assets and liabilities:
    (Increase) decrease in:
       Receivables                                                  395,218       (471,181)
       Inventories                                               (3,419,254)    (2,472,717)
       Other current assets                                         142,832        (41,248)
    Increase (decrease) in:
       Accounts payable                                            (914,398)      (240,027)
       Accrued interest expense                                    (212,592)        42,461
       Accrued expenses                                             492,817       (595,312)
       Other liabilities                                           (179,953)       383,468
    Discontinued operations                                           --           241,938
                                                                 -----------    -----------
  Net cash provided by operating activities                         231,959      1,690,210
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                       11,500         42,406
  Proceeds from sale of marketable securities                         --             8,026
  Principal payments received on notes receivable                   785,402        753,660
  Purchase of property and equipment                             (1,315,846)    (1,856,793)
  Disbursements for notes receivable                                (46,510)       (22,500)
  Redemption of certificates of deposit                               --         4,494,375
  Decrease in other assets                                          153,645        104,713
                                                                 -----------    -----------
    Net cash provided by (used in) investing activities          $ (411,809)    $3,523,887
                                                                 -----------    -----------

                                (Continued)

                         TODHUNTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on line of credit                    $  890,953    $(1,740,435)
  Proceeds from issuance of common stock                              -            157,500
  Principal payments on long-term borrowings                     (2,203,308)      (850,000)
                                                                 -----------    -----------
  Net cash (used in) financing activities                        (1,312,355)    (2,432,935)
                                                                 -----------    -----------
  Net increase (decrease) in cash and cash equivalents           (1,492,205)     2,781,162
Cash and cash equivalents:
  Beginning                                                       4,904,804      2,594,246
                                                                 -----------    -----------
  Ending                                                         $3,412,599    $ 5,375,408
                                                                 -----------    -----------
                                                                 -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                     $2,198,535    $ 2,020,648
                                                                 -----------    -----------
                                                                 -----------    -----------
    Income taxes                                                   $142,107        $55,000
                                                                 -----------    -----------
                                                                 -----------    -----------


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

Note 2.   Inventories


The major components of inventories are:

                               March 31, 1998   September 30, 1997
                              ----------------  ------------------
                                 (Unaudited)

Finished goods                $    15,540,013   $     12,318,664
Work in process                     1,577,298          1,639,970
Raw materials and supplies          6,388,844          6,128,267
                              ----------------  ------------------

                              $    23,506,155   $     20,086,901
                              ----------------  ------------------
                              ----------------  ------------------

                                    (Unaudited)



Note 3.    Financing Arrangements

Long-term debt consists of the following as of March 31, 1998.

     Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
        October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
        $3,400,000 on October 30, 2003 and 2004, unsecured (1)                $  34,000,000

     Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one month
        London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 1999.  The maximum amount which can be drawn on the revolving note is based on the borrowing
        base as specified in the agreement, unsecured                             5,137,900

     Bank note payable, interest is calculated based upon a floating rate of
        2.5% above the one month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery
        and trade receivables in the Virgin Islands (2)                           4,250,000

     Note payable, interest at 6%, principal and interest payments
        required through 1999                                                     1,372,569
                                                                              --------------
                                                                                 44,760,469
     Less current maturities                                                      1,968,872
                                                                              --------------
                                                                              $  42,791,597
                                                                              --------------
                                                                              --------------

The Company uses interest swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in accrued interest expense. The fair value of the swap agreement noted in (2) below was not recognized in the consolidated financial statements since it is accounted for as a hedge. The criteria required to be met for hedge accounting is that a) the item to be hedged exposes the Company to interest rate risk and b) the interest rate swap reduces that exposure and is designated a hedge. The fair value and the related change in fair value of the agreement noted in (1) below is not significant to the financial statements. A summary of the interest rate swaps is as follows:

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

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. The Company was in compliance with these covenants as of March 31, 1998.

Note 4.  Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                           Six Months Ended             Three Months Ended
                                                               March 31,                     March 31,
                                                       -------------------------       -------------------------
                                                          1998           1997            1998           1997
                                                       -------------------------       -------------------------
Net income                                             $2,103,883     $2,183,773       $  982,448     $  922,698
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
Determination of shares:
  Weighted average number of
    common shares outstanding                           4,949,714      4,936,589        4,949,714      4,949,714
  Shares issuable on exercise
    of stock options, net of shares assumed
    to be purchased out of proceeds                        42,002         31,352           37,690         20,768
                                                       ----------     ----------       ----------     ----------
  Average common shares outstanding for
    diluted computation                                 4,991,716      4,967,941        4,987,404      4,970,482
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
Earnings per common share
Basic                                                  $     0.43     $     0.44       $     0.20     $     0.19
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
Diluted                                                $     0.42     $     0.44       $     0.20     $     0.19
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------

The Company's Virgin Islands operation has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The tax exemption increased earnings per share $0.13 and $0.05 for the six and three months ended March 31, 1998, and $0.10 and $0.04 for the six and three months ended March 31, 1997.
                                       8

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

YEAR 2000 COMPLIANCE

        The Company has initiated a program to prepare the Company's information systems for the Year 2000, and to upgrade its information systems generally. The Company has assessed the impact of the Year 2000 issue on its operations, including the cost of new software and hardware required addressing this issue. The Company has recently completed its software selection process and is currently implementing new software and hardware to address the Year 2000 issue. Based on the Company's current implementation timetable it is expected that the Company will be Year 2000 compliant by January 1, 1999. At the present time, it is not expected that the costs to prepare the Company's information systems for the Year 2000 will have any material adverse effect on the Company's results of operations, liquidity or capital resources.

Forward-Looking Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, information regarding revenue growth, expenditure levels, Year 2000 compliance and plans for development. These statements could be considered forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: the ability of the Company's MIS personnel to recognize and address the Company's Year 2000 issues; business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions.

        Certain amounts presented in this Item 2 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

                                RESULTS OF OPERATIONS

        The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.

                                 SIX MONTHS ENDED MARCH 31,        THREE MONTHS ENDED MARCH 31,
                                 -------------------------         ----------------------------
                                     1998        1997                  1998            1997
                                   --------    --------              -------         --------
    Net sales                       100.0%      100.0%                100.0%          100.0%
    Cost of goods sold               70.8        72.3                  70.5            70.7
                                    -----       -----                 -----           -----
    Gross margin                     29.2        27.7                  29.5            29.3
    Selling, general and
      administrative expenses        19.5        17.1                  18.4            18.5
                                    -----       -----                 -----           -----
    Operating income                  9.7        10.6                  11.1            10.8
    Interest expense                 (5.6)       (5.7)                 (5.5)           (5.7)
    Other income (expense), net       2.8         3.0                   1.7             2.1
                                    -----       -----                 -----           -----
    Income before income taxes        6.9         7.9                   7.3             7.2
    Income tax expense               (1.0)       (1.9)                 (1.7)           (1.9)
                                    -----       -----                 -----           -----
    Net income                        5.9%        6.0%                  5.6%            5.3%
                                    -----       -----                 -----           -----
                                    -----       -----                 -----           -----

                                        SIX MONTHS ENDED                          THREE MONTHS ENDED
                                            March 31,                                  MARCH 31,
                                  --------------------------            ---------------------------------
                                  1998     1997     % CHANGE                1998      1997       % CHANGE
                                  ----     ----     --------                ----      ----       --------
                                    (in thousands)                            (in thousands)

Bulk alcohol products            $ 13,979  $ 14,230    (1.8)                $  6,769  $  6,317       7.2
Case goods spirits                  9,933     9,601     3.5                    5,015     4,537      10.5
Contract bottling                   3,545     5,262   (32.6)                   2,187     3,055     (28.4)
Vinegar and cooking wine            5,043     4,390    14.9                    2,459     2,159      13.9
Other                               2,920     2,869     1.8                    1,249     1,369      (8.8)
                                 --------- ---------  -----                 ---------  ---------    -----
                                 $ 35,420  $ 36,352    (2.6)                $ 17,679   $17,437       1.4
                                 --------- ---------  -----                 ---------  ---------    -----
                                 --------- ---------  -----                 ---------  ---------    -----

The following table provides unit sales volume data for certain Company products.

                                             SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                 March 31,                                March 31,
                                        ----------------------------             ----------------------------
                                        1998      1997      % CHANGE             1998     1997       % CHANGE
                                        ----      ----      --------             ----     ----       --------
                                          (in thousands)                          (in thousands)

Bulk alcohol products:

Distilled products, in proof gallons
    Citrus Brandy                         845     1,069      (20.9)                442      540      (18.0)
    Citrus Spirits                        458       489       (6.3)                286      245       17.1
    Rum                                 2,219     1,992       11.4               1,174    1,001       17.2
    Cane Spirits                          295       276        7.1                 178      119       50.3
    Grain alcohol                       1,275     1,135       12.3                 198      144       37.9
Fortified citrus wine, in gallons       3,208     3,127        2.6               1,686    1,481       13.8
Case goods spirits, in cases              576       564        2.1                 308      276       11.5
Contract bottling, in cases             1,498     1,755      (14.6)                870    1,049     (17.0 )
Vinegar
    Bulk, in 100 grain gallons          2,060     1,997        3.1                 929      980       (5.2)
    Cases                                 249       271       (8.0)                121      162      (25.0)
    Drums, in 100 grain gallons           352       238       47.9                 187      145       28.6
Cooking Wine
    Bulk, in gallons                       38        28       33.5                  18       17        6.3
    Cases                                 133       103       29.1                  60       33       83.5

    SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997. Unless otherwise noted, references to 1998 represent the six month period ending March 31, 1998 and references to 1997 represent the six month period ending March 31, 1997.

    NET SALES. Net sales were $35.4 million in 1998, a decrease of 2.6% from net sales of $36.4 million in 1997.

    Net sales of bulk alcohol products were $14.0 million in 1998, a decrease of 1.8% from net sales of $14.2 million in 1997. Bulk alcohol products produced by the Company include citrus brandy, citrus and cane spirits, rum and fortified citrus wine. The Company also buys grain alcohol which it resells, primarily to export customers. Unit sales of citrus brandy decreased 20.9% in 1998, primarily due to the timing of customer orders and increased competition. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits decreased 6.3% in 1998. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of citrus wine. Unit sales of cane spirits increased 7.1% in 1998. Cane spirits are sold to flavor manufacturers. Unit sales of rum increased 11.4% in 1998, primarily due to a buy-in prior to the Company's price increase for rum which was effective April 1, 1998. Unit sales of grain alcohol increased 12.3% in 1998. Grain alcohol is purchased from several suppliers located in the Midwest and resold primarily to export customers, the largest of which are in Eastern Europe and Russia. Unit sales of fortified citrus wine increased 2.6% in 1998. Fortified citrus wine is used as an ingredient in cordials, whiskies and other beverage alcohol. Other than the Company's citrus brandy and rum products, the increases or decreases in sales of the Company's bulk alcohol products are attributable to the timing of customer orders.

    Net sales of case goods spirits were $9.9 million in 1998, an increase of 3.5% from net sales of $9.6 million in 1997. Beginning in fiscal 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories.

    Net sales of contract bottling services were $3.5 million in 1998, a decrease of 32.6% from net sales of $5.3 million in 1997. The Company's contract bottling volume decreased 14.6% in 1998. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest Type A bottling customers. The decrease in contract bottling volume with this customer was partially offset by increased volume with other existing customers.

    Net sales of vinegar and cooking wine were $5.0 million in 1998, an increase of 14.9% from net sales of $4.4 million in 1997. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, which allowed the Company to increase sales to existing and new customers, and an improved product mix.

    GROSS PROFIT. Gross profit was $10.3 million in 1998, an increase of 2.7% from gross profit of $10.1 million in 1997. Gross margin increased to 29.2% in 1998 from 27.7% in 1997. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6.9 million in 1998, an increase of 11.1% from $6.2 million in 1997. Selling, general and administrative expenses were 19.5% of net sales in 1998 and 17.1% in 1997. The increase in selling, general and administrative expenses in 1998 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees relating to the lawsuit against the former Blair stockholders.

    INTEREST INCOME. The Company earns interest income on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased cash investments and amounts of notes receivable.

    INTEREST EXPENSE. Interest expense was $2.0 million in 1998 and $2.1 million in 1997. The decrease in interest expense was due to lower levels of debt outstanding during 1998.

    OTHER INCOME. Included in other income is rental income from the Bahamian subsidiary and a gain of $.4 million in 1998 and $.3 million in 1997 relating to insured hurricane damage.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 14% in 1998 and 24% in 1997. The low tax rate is attributable to the Virgin Islands operations which has a 90% exemption from income taxes. Also, the Company recently amended its 1994 and 1995 federal income tax returns which has resulted in loss carryforwards available in the current year and a request for refund of income tax previously paid.

    THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997. Unless otherwise noted, references to 1998 represent the three month period ending March 31, 1998 and references to 1997 represent the three month period ending March 31, 1997.

    NET SALES. Net sales were $17.7 million in 1998, an increase of 1.4% from net sales of $17.4 million in 1997.

    Net sales of bulk alcohol products were $6.8 million in 1998, an increase of 7.2% from net sales of $6.3 million in 1997. Unit sales of citrus brandy decreased 18.0% in 1998, primarily due to the timing of customer orders and increased competition. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 17.1% in 1998. Unit sales of cane spirits increased 50.3% in 1998. Unit sales of rum increased 17.2% in 1998 primarily due to a buy-in prior to the Company's price increase for rum which was effective April 1, 1998. Unit sales of grain alcohol increased 37.9% in 1998. Unit sales of fortified citrus wine increased 13.8% in 1998. Other than the Company's citrus brandy and rum products, the increases or decreases in sales of the Company's bulk alcohol products are attributable to the timing of customer orders.

    Net sales of case goods spirits were $5.0 million in 1998, an increase of 10.5% from net sales of $4.5 million in 1997. Beginning in fiscal 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories. Unit sales volume of case goods spirits increased 11.5% in 1998. The volume increase in case goods spirits is attributable to the value-priced, private label and premium brands components of this category. The volume of case goods spirits sold in the Virgin Islands decreased in 1998.

    Net sales of contract bottling services were $2.2 million in 1998, a decrease of 28.4% from net sales of $3.1 million in 1997. The Company's contract bottling volume decreased 17.0% in 1998. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest Type A bottling customers. The decrease in contract bottling volume with this customer was partially offset by increased volume with other existing customers.

    Net sales of vinegar and cooking wine were $2.5 million in 1998, an increase of 13.9% from net sales of $2.2 million in 1997. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, which allowed the Company to increase sales to existing and new customers, and an improved product mix.

    GROSS PROFIT. Gross profit was $5.2 million in 1998, an increase of 2.0% from gross profit of $5.1 million in 1997. Gross margin increased to 29.5% in 1998 from 29.3% in 1997. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.3 million in 1998, an increase of .9% from $3.2 million in 1997. Selling, general and administrative expenses were 18.4% of net sales in 1998 and 18.5% in 1997.

    INTEREST INCOME. The Company earns interest income on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased cash investments and amounts of notes receivable.

    INTEREST EXPENSE.  Interest expense was $1.0 million in 1997 and  1996.

    OTHER INCOME. Included in other income is rental income from the Bahamian subsidiary.

    INCOME TAX EXPENSE. The Company's effective income tax rate was 24% in 1998 and 27% in 1997. The low tax rate is attributable to the Virgin Islands operations which has a 90% exemption from income taxes.

                          LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended March 31, 1998, the Company increased production and inventory of its citrus brandy and citrus spirits products due to the availability of citrus molasses. Citrus molasses is the primary raw material the Company uses in its citrus brandy and spirits products at its two Florida distilleries. The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest season, which generally runs from October to June.

    During the six months ended March 31, 1998, the Company's inventory of case goods increased primarily due the expansion of its premium brands business. The Company has expanded into new markets and has added new products such as Plymouth Gin, Cruzan Rum Cream and Porfidio's Reposado and Barrique Tequilas. The Company has also been building inventory for the heightened summer rum season.

    The Company's inventory of raw materials used in its contract bottling operations (primarily glass bottles) has increased due to seasonal demand. Demand for contract bottling services is highest during the months from April through October.

    The Company's inventory of vinegar and cooking wine has increased to support increased sales levels. Also, the Company was building inventory during the second quarter in anticipation of a planned shutdown of the Lake Alfred Vinegar plant for re-engineering purposes.

    The Company's net sales decreased during the quarter ended March 31, 1998, compared to the quarter ended September 30, 1997. The sales decrease led to a decrease in trade receivables.

    The Company uses its line of credit (described below) to fund its U.S. manufacturing, importing and marketing operations. The amount drawn on the line of credit was $5,137,900 as of March 31, 1998, and $4,246,947 as of September 30, 1997. The increase in the line of credit relates to the Company's increased level of production during the citrus harvest season, increased imports of tequila, increased contract bottling toward the end of the quarter, payment of accrued interest and the payment of current maturities of long-term debt. The line of credit was reduced during the six months ended March 31, 1998, with repatriated, previously-taxed funds from the Bahamian subsidiary.

    At March 31, 1998, the Company had an unsecured bank line of credit of $20,000,000, which expires November 1, 1999. The first $5 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $5 million bear interest at the prime rate. The amount which can be borrowed on the line is based on the borrowing base, as defined in the agreement. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and a minimum fixed charge, interest coverage and current ratio. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants as of March 31, 1998.

    The Company's total debt was $44.7 million as of March 31, 1998, and its ratio of debt to equity was 1.2 to 1.

    During the six months ended March 31, 1998 the Company purchased $1,315,846 of property and equipment. The Company has no material commitments for capital expenditures.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Company is party to various legal proceedings as reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. There have been no material developments during the quarter ended March 31, 1998, except as set forth below.

    ARBITRATION DEMAND AGAINST FORMER STOCKHOLDERS OF BLAIR IMPORTERS, LTD.

    During February 1998, the parties to the Arbitration Demand met to mediate their claims. The mediation was unsuccessful and the voluntary stays with respect to the Arbitration Demand and the Loewenwarter Litigation have been lifted and discovery has commenced. The arbitration has been rescheduled for final hearing on June 23, 1998.

     UNITED STATES TAX COURT

    On March 5, 1998, the Company filed a petition with the United States Tax Court in response to a notice of deficiency dated December 11, 1997, issued by the Internal Revenue Service for the Company's fiscal years ended September 30, 1993 and 1994. The notice of deficiency for both September 30, 1993 and 1994 amounts to $1,497,864. The Company intends to vigorously defend itself against the claims in the notice of deficiency. No amount has been accrued in the financial statements since on the advice of tax counsel management believes the Company has properly filed its tax returns.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of stockholders of the Company was held on March 10, 1998, in West Palm Beach, Florida, for the purpose of electing two Class III directors to hold office for a term of three years.

    Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     ELECTION OF DIRECTORS

    All of management's nominees for directors as listed in the proxy statement were elected. The results of the election were as follows:

                                                               ABSTENTIONS AND
   NAME                         FOR             WITHHELD       BROKER NON-VOTES
   ----                         ---             --------       ----------------
   Jay S. Maltby                3,980,928         6,503               0
   D. Chris Mitchell            3,980,928         6,503               0

Item 5.  Other Information.

    On May 6, 1998, the Board of Directors of the Company appointed Edward F. McDonnell to serve as a Director of the Company. Mr. McDonnell is Chairman and Chief Executive Officer of The Premier Group which owns beverage alcohol distributing companies in the Caribbean, Philippines and South Pacific. Mr. McDonnell was employed in various capacities with The Seagram Company, Ltd. from 1980 until his retirement in 1996, most recently as a Director and Executive Vice President of The Seagram Company, Ltd. and President of The Seagram Spirits and Wine Group.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit Index

   2.1      Subscription Agreement dated as of January 5, 1994 between
            Todhunter International, Inc. and Virgin Islands Rum Industries,
            Ltd. (2)
   2.2      Stock Purchase Agreement dated as of January 5, 1994 between Virgin
            Islands Rum Industries, Ltd. and VI Acquisition Partnership (2)
   2.3 Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition, Inc.,
            Blair Importers, Ltd. and the Stockholders of Blair Importers,
            Ltd. (3)
   3.1      Amended and Restated Certificate of Incorporation of Todhunter
            International, Inc. (1)
   3.2      Amended and Restated By-Laws of Todhunter International, Inc. (17)
   4.1      Form of Todhunter International, Inc. Common Stock Certificate (1)
  10.1 Amended and Restated Loan Agreement, dated as of November 22, 1991, among Todhunter International, Inc., First Union Commercial
            Corporation, First Union National Bank of Florida and Sun
            Bank/South Florida, National Association (1)
  10.1(a)   Second Amended and Restated Loan Agreement between Todhunter
            International, Inc. and First Union National Bank of Florida dated as of October 13, 1993 (5)
  10.1(b) First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 1994, among Todhunter International, Inc., A.
            Kenneth Pincourt, Jr. and First Union National Bank of Florida (6)
  10.1(c) Second Amendment to Second Amended and Restated Loan Agreement dated as of August 4, 1994, among Todhunter International, Inc.,
            A. Kenneth Pincourt, Jr. and First Union Bank of Florida (7)
  10.1(d) Third Amendment to Second Amended and Restated Loan Agreement dated as of September 26, 1994, among Todhunter International, Inc.,
            A. Kenneth Pincourt, Jr. and First Union Bank of Florida (8)
  10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram & Sons,
            Inc. (1)
  10.3      Cooler Production Agreement dated as of October 15, 1987, between
            Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
  10.4      Agreement, dated October 1, 1990, among Todhunter International,
            Inc., Bacardi Imports, Inc. and Castleton Beverage Corporation, as amended by an Amendment dated December 12, 1991 (1)
  10.5      Letter Agreement, dated January 1, 1998, between Todhunter
            International, Inc. and A. Kenneth Pincourt, Jr. (20)
  10.6 Todhunter International, Inc. 1992 Employee Stock Option Plan, as amended (18)
  10.7      Todhunter International, Inc. Defined Contribution Pension Plan (1)
  10.8      Lease, dated March 24, 1988, as amended, between Todhunter
            International, Inc. and Especially West Palm Beach, Inc. (1)
  10.9      Sublease dated June 6, 1994, between SunBank/South Florida,
            National Association and Todhunter International, Inc. (8)
  10.10     Loan Agreement dated as of January 31, 1994, between Virgin Islands
            Rum Industries, Ltd. and First Union National Bank of Florida (8)
  10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (13)
  10.11     Loan Agreement dated as of August 4, 1994, among Todhunter
            International, Inc., Blair Importers, Ltd. and certain banks (8)
  10.12 Guaranteed Subordinated Note Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer
            Industries, Inc. and certain shareholders thereof (3)
  10.13     Note Purchase Agreement dated as of October 30, 1994, among
            Todhunter International, Inc., Blair Importers, Ltd. and certain purchasers (8)
  10.13(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (14)
  10.14     Loan Agreement dated as of November 22, 1994, among Todhunter
            International, Inc., Blair Importers, Ltd. and First Union National
            Bank of Florida (8)
  10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (14)


  10.14(b)  Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
            (15)
  10.14(c)  Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
            (16)
  10.15     Note dated December 30, 1994, between Todhunter International, Inc.
            and First Union National Bank of Florida (9)
  10.16     Note dated April 28, 1995, between Todhunter International, Inc.
            and First Union National Bank of Florida (10)
  10.17     Letter Agreement dated January 1, 1998, between Todhunter
            International, Inc. and Jay S. Maltby (20)
  11.1      Statement of Computation of Per Share Earnings (19)
  21.1      Subsidiaries of Todhunter International, Inc. (12)
  27.1      Financial Data Schedule (20)


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

  (19) Filed herewith and incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

  (20)  Filed herewith.

 (b)   Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter ended March 31, 1998; however, a report on Form 8-K was filed on October 9, 1997, during the quarter ended December 31, 1997 (Item 5 reported).

                                     SIGNATURES
                                     -----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1998           /s/ A. Kenneth Pincourt, Jr.
                             ------------------------------
                             A. Kenneth Pincourt, Jr.
                             Chairman
                             and Chief Executive Officer


Date: May 13, 1998           /s/ Troy Edwards
                             -----------------------------
                             Troy Edwards
                             Chief Financial Officer,
                             Treasurer and Controller