Form 10-Q
period 1998-06-30
TODHUNTER INTERNATIONAL INC
filed 1998-08-12
CIK 98544

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998               Commission File No. 1-13453
                      -------------                                   -------

                           TODHUNTER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


  DELAWARE                                           59-1284057
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

Yes    X        No
     ----          ----

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 11, 1998 was 4,949,714.

                           TODHUNTER INTERNATIONAL, INC.

                                       INDEX


                                                                    PAGE NO.
                                                                   --------

PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 1998 and September 30, 1997                    1

                  Consolidated Statements of Income -
                  Nine and Three Months Ended June 30, 1998 and 1997      3

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended June 30, 1998 and 1997                4

                  Notes to Consolidated Financial Statements              6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

         Item 3   Quantitative and Qualitative Disclosures About
                  Market Risk                                             *


PART II  OTHER INFORMATION

         Item 1   Legal Proceedings                                      17

         Item 2   Changes in Securities and Use of Proceeds               *

         Item 3   Defaults Upon Senior Securities                         *

         Item 4   Submission of Matters to a Vote of Security Holders     *

         Item 5   Other Information                                       *

         Item 6   Exhibits and Reports on Form 8-K                       18

         Signatures                                                      20

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                   June 30,        September 30,
                                                     1998             1997
                                                 -------------   ----------------
                                                   (Unaudited)          *
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $ 4,243,537   $  4,904,804
   Trade receivables                                11,533,830     11,051,085
   Other receivables                                 2,820,468      2,116,110
   Inventories                                      24,582,031     20,086,901
   Notes receivable, current maturities              1,670,349      1,435,868
   Deferred income taxes                               925,000      1,162,000
   Other current assets                              2,015,890      1,580,034
                                                 -------------   ----------------
      Total current assets                          47,791,105     42,336,802
                                                 -------------   ----------------
LONG-TERM NOTES  RECEIVABLE,
   less current maturities                           5,318,889      6,369,986
                                                 -------------   ----------------
PROPERTY AND EQUIPMENT                              73,051,640     71,180,129
   Less accumulated depreciation                    31,244,177     28,236,375
                                                 -------------   ----------------
                                                    41,807,463     42,943,754
                                                 -------------   ----------------
PROPERTY HELD FOR LEASE                              2,523,196      2,428,059
   Less accumulated depreciation                     1,101,480        998,882
                                                 -------------   ----------------
                                                     1,421,716      1,429,177
                                                 -------------   ----------------
GOODWILL, less accumulated amortization                397,609        422,168
                                                 -------------   ----------------
OTHER ASSETS                                         1,922,241      2,116,568
                                                 -------------   ----------------
                                                   $98,659,023  $  95,618,455
                                                 -------------   ----------------
                                                 -------------   ----------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS



                                                     June 30,    September 30,
                                                       1998          1997
                                                 -------------   ----------------
                                                    (Unaudited)       *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt            $ 1,968,872   $  2,937,744
   Accounts payable                                  4,225,414      5,039,252
   Accrued interest expense                            504,617      1,404,444
   Other accrued expenses                            1,769,694      1,315,600
                                                 -------------   ----------------
      Total current liabilities                      8,468,597     10,697,040

LONG-TERM DEBT, less current maturities             45,643,902     43,135,080

DEFERRED INCOME TAXES                                4,718,000      4,852,000

OTHER LIABILITIES                                       43,760        225,713
                                                 -------------   ----------------
                                                    58,874,259     58,909,833
                                                 -------------   ----------------
MINORITY INTEREST                                       63,779        418,249
                                                 -------------   ----------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares,
      no shares issued
   Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding  June 30, 1998 and
      September 30, 1997; 4,949,714 shares              49,497         49,497
   Additional paid-in capital                       11,945,777     11,945,777
   Retained earnings                                27,725,711     24,295,099
                                                 -------------   ----------------
                                                    39,720,985     36,290,373
                                                 -------------   ----------------
                                                  $ 98,659,023  $  95,618,455
                                                 -------------   ----------------
                                                 -------------   ----------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)




                                                  Nine Months Ended June 30,      Three Months Ended June 30,
                                                  ---------------------------     ----------------------------
                                                      1998           1997             1998           1997
                                                  ------------  -------------     ------------   -------------
 Sales                                            $ 82,566,286   $ 87,610,587     $ 28,736,912    $ 31,098,602
   Less excise taxes                                27,353,723     29,135,916        8,944,554       8,975,475
                                                  ------------  -------------     ------------   -------------
   Net Sales                                        55,212,563     58,474,671       19,792,358      22,123,127

 Cost of goods sold                                 38,606,755     42,319,716       13,528,873      16,038,289
                                                  ------------  -------------     ------------   -------------
   Gross profit                                     16,605,808     16,154,955        6,263,485       6,084,838

 Selling, general and administrative
  expenses                                          10,593,481      9,641,187        3,684,002       3,422,839
                                                  ------------  -------------     ------------   -------------
   Operating income                                  6,012,327      6,513,768        2,579,483       2,661,999
                                                  ------------  -------------     ------------   -------------
 Other income (expense):
   Interest income                                     500,507        619,287          158,491         202,143
   Interest expense                                 (3,006,155)    (3,155,669)      (1,020,212)     (1,092,560)
   Other, net                                          652,682        803,909           (6,591)        144,945
                                                  ------------  -------------     ------------   -------------
                                                    (1,852,966)    (1,732,473)        (868,312)       (745,472)
                                                  ------------  -------------     ------------   -------------
 Income before income taxes                          4,159,361      4,781,295        1,711,171       1,916,527
                                                  ------------  -------------     ------------   -------------
 Income tax expense:
   Current                                             625,749        144,635          349,442          64,640
   Deferred                                            103,000        966,000           35,000         365,000
                                                  ------------  -------------     ------------   -------------
                                                       728,749      1,110,635          384,442         429,640
                                                  ------------  -------------     ------------   -------------
   Net income                                      $ 3,430,612    $ 3,670,660      $ 1,326,729     $ 1,486,887
                                                  ------------  -------------     ------------   -------------
                                                  ------------  -------------     ------------   -------------
 Earnings per common share:
   Basic                                                $ 0.69         $ 0.74           $ 0.27          $ 0.30
                                                  ------------  -------------     ------------   -------------
                                                  ------------  -------------     ------------   -------------
   Diluted                                              $ 0.69         $ 0.74           $ 0.27          $ 0.30
                                                  ------------  -------------     ------------   -------------
                                                  ------------  -------------     ------------   -------------
 Common shares and equivalents
   outstanding:
   Basic                                             4,949,714      4,940,964        4,949,714       4,949,714
                                                   ------------  -------------     ------------   -------------
                                                   ------------  -------------     ------------   -------------
   Diluted                                           4,987,966      4,962,020        4,977,139       4,962,337
                                                   ------------  -------------     ------------   -------------
                                                   ------------  -------------     ------------   -------------


See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                          Nine Months Ended June 30,
                                                         ---------------------------
                                                             1998          1997
                                                         ------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $ 3,430,612   $  3,670,660
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                            3,097,586      2,942,074
    Amortization                                               70,581        202,381
    (Gain) on investment transactions                               -        (21,843)
    (Gain) on sale of property and equipment                   (6,440)       (32,537)
    Equity in earnings of affiliates                          110,000         16,022
    Deferred income taxes                                     103,000        966,000
    Minority interest increase (decrease)                    (354,470)           465
    Changes in assets and liabilities:
    (Increase) decrease in:
       Receivables                                         (1,187,103)    (2,344,795)
       Inventories                                         (4,495,130)    (3,284,617)
       Other current assets                                  (435,856)      (604,924)
    Increase (decrease) in:
       Accounts payable                                      (813,838)     1,110,638
       Accrued interest expense                              (899,827)      (635,732)
       Other accrued expenses                                 454,094       (453,935)
       Other liabilities                                     (181,953)       374,876
    Discontinued operations                                         -        256,994
                                                           ------------- --------------
  Net cash provided by (used in) operating activities      (1,108,744)     2,161,727
                                                           ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                 31,559         34,136
  Proceeds from sale of marketable securities                       -         21,843
  Principal payments received on notes receivable             863,809      1,132,833
  Purchase of property and equipment                       (1,978,953)    (2,963,018)
  Disbursements for notes receivable                          (47,193)       (32,500)
  Redemption of certificates of deposit                             -      4,494,375
  Decrease in other assets                                     38,305        110,383
                                                           ------------- --------------
       Net cash provided by (used in) investing
        activities                                       $ (1,092,473)  $  2,798,052
                                                           ------------- --------------

                                     (Continued)

                           TODHUNTER INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)


                                                    Nine Months Ended June 30,
                                                    ----------------------------
                                                           1998          1997
                                                    ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on line of credit          $  4,485,476   $ (1,585,975)
  Proceeds from issuance of common stock                          -        157,500
  Principal payments on long-term borrowings             (2,945,526)    (1,400,000)
                                                        ------------- --------------
    Net cash provided by (used in) financing activities   1,539,950     (2,828,475)
                                                        ------------- --------------
    Net increase (decrease) in cash and cash equivalents   (661,267)     2,131,304
Cash and cash equivalents:
  Beginning                                               4,904,804      2,594,246
                                                        ------------- --------------
  Ending                                                $ 4,234,537    $ 4,725,550
                                                        ------------- --------------
                                                        ------------- --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                            $ 3,905,982   $  3,791,401
                                                       ------------- --------------
                                                       ------------- --------------
    Income taxes                                        $   406,937   $    214,000
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

Note 2.   Inventories

The major components of inventories are:



                                    June 30, 1998           September 30, 1997
                                   --------------           ------------------
                                     (Unaudited)

     Finished goods                $    16,927,174          $    12,318,664
     Work in process                       798,156                1,639,970
     Raw materials and supplies          6,856,701                6,128,267
                                   -----------------        ------------------
                                   $    24,582,031          $    20,086,901
                                   -----------------        ------------------
                                   -----------------        ------------------

                                    (Unaudited)



Note 3.   Financing Arrangements

Long-term debt consists of the following as of June 30, 1998.

Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
  October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
  $3,400,000 on October 30, 2003 and 2004, unsecured (1)                  $  34,000,000

Revolving credit note of $20,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one month
  London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 1999.  The maximum amount which can be drawn on the revolving note is based on the borrowing
  base as specified in the agreement, unsecured                               8,732,423

Bank note payable, interest is calculated based upon a floating rate of
  2.5% above the one month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery
  and trade receivables in the Virgin Islands (2)                             3,750,000

Note payable, interest at 7.5%, principal and interest payments
  required through 1999                                                       1,130,351
                                                                          ----------------
                                                                             47,612,774
Less current maturities                                                       1,968,872
                                                                          ----------------
                                                                          $  45,643,902
                                                                          ----------------
                                                                          ----------------

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

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. The Company was in compliance with these covenants as of June 30, 1998.

Note 4.   Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.


                                                     Nine Months Ended June 30,   Three Months Ended June 30,
                                                   ----------------------------  ------------------------------
                                                       1998           1997            1998           1997
                                                   -----------   ------------     ------------   --------------

Net income                                         $ 3,430,612    $ 3,670,660      $ 1,326,729    $ 1,486,887
                                                   -----------   ------------     ------------   --------------
                                                   -----------   ------------     ------------   --------------
Determination of shares:
  Weighted average number of
    common shares outstanding                        4,949,714      4,940,964        4,949,714      4,949,714
  Shares issuable on exercise
    of stock options, net of shares assumed
    to be purchased out of proceeds                     38,252         21,056           27,425         12,623
                                                   -----------   ------------     ------------   --------------
  Average common shares outstanding for
    diluted computation                              4,987,966      4,962,020        4,977,139      4,962,337
                                                   -----------   ------------     ------------   --------------
                                                   -----------   ------------     ------------   --------------
Earnings per common share
Basic                                                   $ 0.69         $ 0.74           $ 0.27         $ 0.30
                                                   -----------   ------------     ------------   --------------
                                                   -----------   ------------     ------------   --------------
Diluted                                                 $ 0.69         $ 0.74           $ 0.27         $ 0.30
                                                   -----------   ------------     ------------   --------------
                                                   -----------   ------------     ------------   --------------

The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The tax exemption increased earnings per share $0.17 and $0.04 for the nine and three months ended June 30, 1998, respectively, and $0.15 and $0.07 for the nine and three months ended June 30, 1997, respectively. Based on historical experience, management expects that this exemption will be renewed in the future.

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

     CONTRACT BOTTLING.   The Company bottles coolers, prepared cocktails and
other beverage alcohol on a contract basis for other producers. The Company also bottles non-alcohol beverages on a contract basis, including fruit juices, carbonated and non-carbonated fruit-flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. The Company adopted SFAS No. 128 in its first quarter of fiscal year 1998.

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

YEAR 2000 COMPLIANCE

     The Company has initiated a program to prepare the Company's information systems for the Year 2000, and to upgrade its information systems generally. The Company has assessed the impact of the Year 2000 issue on its operations, including the cost of new software and hardware required addressing this issue. The Company has recently completed its software selection process and is currently implementing new software and hardware to address the Year 2000 issue. Based on the Company's current implementation timetable it is expected that the Company will be Year 2000 compliant by January 1, 1999. At the present time, it is not expected that the costs to prepare the Company's information systems for the Year 2000 will have any material adverse effect on the Company's results of operations, liquidity or capital resources. The Company is in the process of assessing the Year 2000 compliance of its vendors, customers and other third parties with which it does business and expects to complete this process by January 1, 1999.

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

                               RESULTS OF OPERATIONS

          The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.


                                   NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                   ---------------------------   ----------------------------
                                     1998           1997           1998           1997
                                   ----------     -----------    -----------     ------------

   Net sales                          100.0%         100.0%         100.0%         100.0%
   Cost of goods sold                  69.9           72.4           68.4           72.5
                                   ----------     -----------    -----------     ------------
   Gross margin                        30.1           27.6           31.6           27.5
   Selling, general and
    administrative expenses            19.2           16.5           18.6           15.5
                                  ----------     -----------    -----------     ------------
   Operating income                    10.9           11.1           13.0           12.0
   Interest expense                    (5.4)          (5.3)          (5.2)          (4.9)
   Other income (expense), net          2.0            2.4            0.8            1.6
                                  ----------     -----------    -----------     ------------
   Income before income taxes           7.5            8.2            8.6            8.7
   Income tax expense                  (1.3)          (1.9)          (1.9)          (2.0)
                                  ----------     -----------    -----------     ------------
   Net income                           6.2%           6.3%           6.7%           6.7%
                                  ----------     -----------    -----------     ------------
                                  ----------     -----------    -----------     ------------


                                        NINE MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                               -----------------------------------------    -----------------------------------------
                                  1998           1997         % CHANGE         1998          1997         % CHANGE
                               ----------     ----------     -----------    -----------    ----------    ------------
                                     (in thousands)                               (in thousands)

Bulk alcohol products          $ 21,024       $ 21,850            (3.8)      $ 7,045        $ 7,620            (7.5)
Case goods spirits               16,020         14,617             9.6         6,087          5,016            21.4
Contract bottling                 6,469         10,448           (38.1)        2,924          5,186           (43.6)
Vinegar and cooking wine          7,648          6,766            13.0         2,605          2,376             9.7
Other                             4,052          4,794           (15.5)        1,132          1,925           (41.2)
                               ----------     ----------     -----------    -----------    ----------    ------------
                               $ 55,213       $ 58,475            (5.6)     $ 19,793       $ 22,123           (10.5)
                               ----------     ----------     -----------    -----------    ----------    ------------
                               ----------     ----------     -----------    -----------    ----------    ------------

The following table provides unit sales volume data for certain Company products.

                                            NINE MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------------    -----------------------------------------
                                      1998           1997         % CHANGE         1998          1997         % CHANGE
                                   ----------     ----------     -----------    -----------    ----------    ------------
                                       (in thousands)                               (in thousands)

Bulk alcohol products:
 Distilled products, in proof gallons
  Citrus Brandy                          1,142       1,447         (21.1)          297            378           (21.5)
  Citrus Spirits                           675         752         (10.2)          217            263           (17.4)
  Rum                                    3,255       3,212           1.3         1,036          1,220           (15.1)
  Cane Spirits                             475         379          25.3           180            103            74.0
  Grain alcohol                          2,285       2,242           1.9         1,010          1,107            (8.7)
 Fortified citrus wine, in gallons       4,914       4,749           3.5         1,706          1,622             5.1
Case goods spirits, in cases               869         826           5.3           293            262            12.1
Contract bottling, in cases              2,513       3,389         (25.8)        1,015          1,634           (37.9)
Vinegar
  Bulk, in 100 grain gallons             3,616       3,274          10.4         1,556          1,277            21.9
  Cases                                    368         406          (9.5)          119            135           (12.5)
  Drums, in 100 grain gallons              613         307          99.4           261             69           276.1
Cooking Wine
  Bulk, in gallons                          57          33          74.1            19              5           352.8
  Cases                                    185         153          21.2            52             50             4.8


     NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997. Unless otherwise noted, references to 1998 represent the nine month period ending June 30, 1998 and references to 1997 represent the nine month period ending June 30, 1997.

     NET SALES. Net sales were $55.2 million in 1998, a decrease of 5.6% from net sales of $58.5 million in 1997.

     Net sales of bulk alcohol products were $21.0 million in 1998, a decrease of 3.8% from net sales of $21.9 million in 1997. Bulk alcohol products produced by the Company include citrus brandy, citrus and cane spirits, rum and fortified citrus wine. The Company also buys grain alcohol which it resells, primarily to export customers. Unit sales of citrus brandy decreased 21.1% in 1998, primarily due to increased competition. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits decreased 10.2% in 1998. Unit sales of cane spirits increased 25.3% in 1998. Unit sales of rum increased 1.3% in 1998. Unit sales of grain alcohol increased 1.9% in 1998. Grain alcohol is purchased from several suppliers located in the Midwest and resold primarily to export customers, the largest of which are in Eastern Europe and Russia. Unit sales of fortified citrus wine increased 3.5% in 1998. Other than the Company's citrus brandy, the increases or decreases in sales of the Company's bulk alcohol products are attributable to the timing of customer orders.

     Net sales of case goods spirits were $16.0 million in 1998, an increase of 9.6% from net sales of $14.6 million in 1997. Beginning in fiscal 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories.

     Net sales of contract bottling services were $6.5 million in 1998, a decrease of 38.1% from net sales of $10.4 million in 1997. The Company's contract bottling volume decreased 25.8% in 1998. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest Type A bottling customers. The Company believes that the business with this Type A bottling customer will not return to historical levels. The decrease in contract bottling volume with this customer was partially offset by increased volume with other existing customers.

     Net sales of vinegar and cooking wine were $7.6 million in 1998, an increase of 13.0% from net sales of $6.8 million in 1997. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, which allowed the Company to increase sales to existing and new customers, and an improved product mix. The Company's two vinegar plants are now approaching maximum capacity in its bulk vinegar business. The Company may expand its vinegar production capacity to increase sales of bulk vinegar in the future.

     GROSS PROFIT. Gross profit was $16.6 million in 1998, an increase of 2.8% from gross profit of $16.2 million in 1997. Gross margin increased to 30.1% in 1998 from 27.6% in 1997. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $10.6 million in 1998, an increase of 9.9% from $9.6 million in 1997. Selling, general and administrative expenses were 19.2% of net sales in 1998 and 16.5% in 1997. The increase in selling, general and administrative expenses in 1998 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees relating to the Company's efforts to prosecute and settle various lawsuits arising from the Company's acquisition of Blair Importers, Ltd. in August 1994.

     INTEREST INCOME. The Company earns interest income on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased cash investments and amounts of notes receivable.

     INTEREST EXPENSE. Interest expense was $3.0 million in 1998 and $3.2 million in 1997. The decrease in interest expense was due to lower levels of debt outstanding during 1998 as compared to 1997.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary and non-recurring gains of $.4 million in 1998 and $.3 million in 1997 relating to insured hurricane damage. In 1998, other net includes losses of $.1 million related to an unconsolidated subsidiary in the Virgin Islands which began business in August 1997.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 18% in 1998 and 23% in 1997. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes. Also, the Company recently amended its 1994 and 1995 federal income tax returns which has resulted in loss carryforwards available in the current year and a request for refund of income tax previously paid.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997. Unless otherwise noted, references to 1998 represent the three month period ending June 30, 1998 and references to 1997 represent the three month period ending June 30, 1997.

     NET SALES. Net sales were $19.8 million in 1998, a decrease of 10.5% from net sales of $22.1 million in 1997.

     Net sales of bulk alcohol products were $7.0 million in 1998, a decrease of 7.5% from net sales of $7.6 million in 1997. Unit sales of citrus brandy decreased 21.5% in 1998, primarily due to increased competition. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits decreased 17.4% in 1998. Unit sales of cane spirits increased 74.0% in 1998. Unit sales of rum decreased 15.1% in 1998 primarily due to a buy-in prior to the Company's price increase for rum which was effective April 1, 1998. Unit sales of grain alcohol decreased 8.7% in 1998. Unit sales of fortified citrus wine increased 5.1% in 1998. Other than the Company's citrus brandy, the increases or decreases in sales of the Company's bulk alcohol products are attributable to the timing of customer orders.

     Net sales of case goods spirits were $6.1 million in 1998, an increase of 21.4% from net sales of $5.0 million in 1997. Beginning in fiscal 1996, management's strategy has been to focus on marketing and building premium brands in its case goods spirits business with an initial emphasis on the rum and tequila categories. Unit sales volume of case goods spirits increased 12.1% in 1998. The volume increase in case goods spirits is attributable to the value-priced, private label and premium brands components of this category. This volume increase was partially offset by a decrease in the volume of case goods spirits sold in the Virgin Islands in 1998.

     Net sales of contract bottling services were $2.9 million in 1998, a decrease of 43.6% from net sales of $5.2 million in 1997. The Company's contract bottling volume decreased 37.9% in 1998. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest Type A bottling customers. The Company believes that the business with this Type A customer will not return to historical levels. The decrease in contract bottling volume with this customer was partially offset by increased volume with other existing customers.

     Net sales of vinegar and cooking wine were $2.6 million in 1998, an increase of 9.7% from net sales of $2.4 million in 1997. The increase in net sales of vinegar and cooking wine was due to increased manufacturing efficiencies, which allowed the Company to increase sales to existing and new customers, and an improved product mix. The Company's two vinegar plants are now approaching maximum capacity in its bulk vinegar business. The Company may expand its vinegar production capacity to increase sales of bulk vinegar in the future.

     GROSS PROFIT. Gross profit was $6.3 million in 1998, an increase of 2.9% from gross profit of $6.1 million in 1997. Gross margin increased to 31.6% in 1998 from 27.5% in 1997. The improvement in gross margin is primarily attributable to increased gross margins of the Company's bulk rum products in the Virgin Islands, reduced raw material costs in the Company's domestic distilling operations and a decrease in contract bottling volume with a large Type A bottling customer.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.7 million in 1998, an increase of 7.6% from $3.4 million in 1997. Selling, general and administrative expenses were 18.6% of net sales in 1998 and 15.5% in 1997. The increase in selling, general and administrative expenses in 1998 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees relating to the Company's efforts to prosecute and settle various lawsuits arising from the Company's acquisition of Blair Importers, Ltd. in August 1994.

     INTEREST INCOME. The Company earns interest income on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased cash investments and amounts of notes receivable.

     INTEREST EXPENSE. Interest expense was $1.0 million in 1998 and $1.1 million in 1997. The decrease in interest expense was due to lower levels of debt outstanding during 1998 as compared to 1997.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary. In 1998, other net includes losses of $.1 million relating to an unconsolidated subsidiary in the Virgin Islands which began business in August 1997.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 22% in 1998 and 22% in 1997. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from income taxes.

                          LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 1998, the Company increased production and inventory of its citrus brandy and citrus spirits products due to the availability of citrus molasses. Citrus molasses is the primary raw material the Company uses in its citrus brandy and spirits products at its two Florida distilleries. The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest season, which generally runs from October to June.

     During the nine months ended June 30, 1998, the Company's inventory of case goods increased primarily due the expansion of its premium brands business. The Company has expanded into new markets and has added new products such as Plymouth Gin, Cruzan Rum Cream and Porfidio's Reposado and Barrique Tequilas. The Company has also been building inventory for the heightened summer rum season.

     The Company's inventory of raw materials used in its contract bottling operations, primarily glass bottles, has increased due to seasonal demand. Demand for contract bottling services is highest during the months from April
through October.     The Company's inventory of vinegar and cooking wine has
increased to support increased sales levels. The increase in receivables is primarily due to the increased level of bottling activity.

     At June 30, 1998, the Company had an unsecured bank line of credit of $20,000,000, which expires November 1, 1999. The first $5 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, and borrowings in excess of $5 million bear interest at the prime rate. The amount which can be borrowed on the line is based on the borrowing base, as defined in the agreement. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and minimum fixed charge, interest coverage and current ratios. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants as of June 30, 1998.

     The Company uses its line of credit to fund its U.S. manufacturing, importing and marketing operations. The amount drawn on the line of credit was $8,732,423 as of June 30, 1998, and $4,246,947 as of September 30, 1997.
The increase in the line of credit relates to the Company's increased level of production during the citrus harvest season, increased imports of tequila, increased contract bottling, payment of accrued interest and the payment of current maturities of long-term debt. The line of credit was reduced during the nine months ended June 30, 1998, with repatriated, previously-taxed funds from the Bahamian subsidiary.

     The Company's total debt was $47.6 million as of June 30, 1998, and its ratio of debt to equity was 1.2 to 1.

     During the nine months ended June 30, 1998 the Company's capital expenditures amounted to $1,978,953. The Company considers these expenditures normal replacements and upgrades of existing property and equipment. Management expects the Company's normal annual requirements for capital expenditures to be approximately $2.5 million. The Company has no material commitments for capital expenditures.

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

Crisses Litigation

     On April 22, 1998, Andrew W. Crisses, a former director of the Company, filed suit against the Company in the Court of Chancery for the State of Delaware, New Castle County. This suit alleges that the Company failed to advance payment of legal expenses he incurred in actions arising from his former position as a director of the Company. Mr. Crisses seeks advancement of current and future attorneys fees and disbursements pursuant to the indemnification provisions of the Company's Articles of Incorporation and Delaware law.

     The Company and Mr. Crisses are negotiating the terms of a proposed settlement agreement (the "Proposed Settlement Agreement") and have agreed in principle to the basic terms of such a settlement. The Company intends to require the dismissal of this action as part of the Proposed Settlement Agreement.

Other Pending Litigation

     The Company is presently negotiating with Charmer Industries, Inc., Andrew W. Crisses, and the former stockholders of Blair Importers, Ltd. ("Blair") to enter into the Proposed Settlement Agreement to settle other pending legal and arbitration proceedings between these parties and the Company. These proceedings arose from the Company's acquisition of Blair in August 1994 and have been described in the Company's prior filings with the Securities and Exchange Commission. The parties have agreed in principle to the basic terms of this settlement. As part of the Proposed Settlement Agreement, the Company intends to require the settlement and/or dismissal with prejudice of all such proceedings, except for the Company's lawsuit against Ernest D. Loewenwarter & Co. The Company believes that this settlement, once completed, will not have a material adverse effect upon the Company, its results of operations, or its financial condition.

     There have been no material developments in the Loewenwarter Litigation and Ernest D. Loewenwarter & Co. is not a party to the Proposed Settlement Agreement.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

       2.3       Agreement and Plan of Merger dated as of April 22, 1994 by and among Todhunter International, Inc., Todhunter Acquisition,
                 Inc., Blair Importers, Ltd. and the Stockholders of Blair
                 Importers, Ltd. (2)
       3.1       Amended and Restated Certificate of Incorporation of Todhunter
                 International, Inc. (1)
       3.2       Amended and Restated By-Laws of Todhunter International, Inc.
                 (10)
       4.1       Form of Todhunter International, Inc. Common Stock Certificate
                 (1)
       10.2      Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram &
                 Sons, Inc. (1)
       10.3      Cooler Production Agreement dated as of October 15, 1987,
                 between Todhunter International, Inc. and Joseph E. Seagram &
                 Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
       10.5      Letter Agreement, dated January 1, 1998, between Todhunter
                 International, Inc. and A. Kenneth Pincourt, Jr. (13)
       10.6      Todhunter International, Inc. 1992 Employee Stock Option Plan,
                 as amended (11)
       10.7      Todhunter International, Inc. Defined Contribution Pension
                 Plan (1)
       10.8      Lease, dated March 24, 1988, as amended, between Todhunter
                 International, Inc. and Especially West Palm Beach, Inc. (1)
       10.10     Loan Agreement dated as of January 31, 1994, between Virgin
                 Islands Rum Industries, Ltd. and First Union National Bank of
                 Florida (3)
       10.10(a)  Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (6)
       10.12     Guaranteed Subordinated Note Agreement dated as of August 4,
                 1994, among Todhunter International, Inc., Blair Importers,
                 Ltd., Charmer Industries, Inc. and certain shareholders
                 thereof (2)
       10.13     Note Purchase Agreement dated as of October 30, 1994, among
                 Todhunter International, Inc., Blair Importers, Ltd. and
                 certain purchasers (3)
       10.13(a)  First Amendment Agreement and Waiver dated as of February 1,
                 1996, amending Note Purchase Agreement dated as of October 30,
                 1994 (7)
       10.14     Loan Agreement dated as of November 22, 1994, among Todhunter
                 International, Inc., Blair Importers, Ltd. and First Union
                 National Bank of Florida (3)
       10.14(a)  Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (7)
       10.14(b)  Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as
                 amended (8)
       10.14(c)  Third Modification of Loan Agreement dated as of December 18,
                 1996, amending Loan Agreement dated as of November 22, 1994, as amended (9)
       10.17     Letter Agreement dated January 1, 1998, between Todhunter
                 International, Inc. and Jay S. Maltby (13)
       11.1      Statement of Computation of Per Share Earnings (12)
       21.1      Subsidiaries of Todhunter International, Inc. (5)
       27.1      Financial Data Schedule (14)

      (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-50848).

      (2) Incorporated herein by reference to the Company's Current Report on Form 8-K for August 5, 1994, as amended.

      (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

      (4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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

     (11) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     (12) Filed herewith and incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     (13) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March, 31, 1998.

     (14) Filed herewith.

 (b) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1998                  /s/ A. Kenneth Pincourt, Jr.
                                        ---------------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer


Date:  August 11, 1998                  /s/ Troy Edwards
                                        ---------------------------------------
                                        Troy Edwards
                                        Chief Financial Officer,
                                        Treasurer and Controller