Form 10-K405
period 1998-09-30
TODHUNTER INTERNATIONAL INC
filed 1998-12-21
CIK 98544

-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    -----------

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER 1-13453

                                    -----------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 11, 1998 (computed by reference to the last reported sale price of registrant's common stock on AMEX on such date):
$22,145,117.

     The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of December 11, 1998, was 4,893,714.

     There were no shares of Preferred Stock outstanding as of December 11, 1998.

     Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 1999 annual stockholders' meeting.

-------------------------------------------------------------------------------

                                       PART I

ITEM 1.  BUSINESS
GENERAL OVERVIEW


     Todhunter International, Inc. (the "Company") produces and supplies brandy, rum, wine and spirits to beverage alcohol manufacturers; bottles beverage alcohol and other beverages on a contract basis; produces a line of value-priced spirits; produces, imports and markets premium branded spirits and produces vinegar, cooking wine and other alcohol-related products. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964. All references in this report to years are meant to refer to fiscal years of the Company unless the context otherwise requires.

     During 1998, the Company consolidated its Florida bottling operations from three bottling plants to two. Also during 1998, the Company began upgrading its computer hardware and software to improve its management information system and to prepare for the year 2000.

     During 1997, the Company increased the vinegar production capacity at its facility in Louisville, Kentucky by 38%, from 3.2 million grain gallons to 4.4 million grain gallons. The Company began producing red wine vinegar at this facility in September 1997.

     During 1996, the Company invested $1.3 million in polyethylene terephthalate ("P.E.T.") bottle manufacturing equipment which has the capacity to produce 15 million P.E.T. bottles per year. Where possible, the Company has utilized P.E.T. bottles to replace glass bottles in its value-priced spirits and contract bottling businesses to reduce material and freight costs. The Company began manufacturing P.E.T. bottles in June 1996, and is presently manufacturing at a rate of approximately 4.5 million bottles per year.

PRODUCTS AND SERVICES

     BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 40 producers of beverage alcohol in the United States and other foreign countries. The Company also purchases grain alcohol from several suppliers located in the Midwest and resells it, primarily to export customers. Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's premium branded spirits and value-priced spirits line.

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

     In 1998, the Company sold 10.6 million proof gallons of distilled products (citrus brandy, citrus and cane spirits, rum and purchased grain alcohol) and
6.8 million gallons of fortified citrus wine. The total annual capacity of distilled products and fortified citrus wine for the Company's production facilities is approximately 23 million proof gallons and 20 million gallons, respectively.

     VALUE-PRICED SPIRITS. The Company produces, bottles and sells a complete line of distilled spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. Since the acquisition of the Virgin Islands operations in 1994, the Company also produces and sells distilled spirits in the U.S. Virgin Islands. The Company distills and ages its own rum, but generally produces its other value-priced spirits from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. The Company sold approximately 865,000 cases of value-priced spirits in 1998.

     PREMIUM BRANDED SPIRITS. In 1996, the Company began to develop, import and market premium branded spirits nationally. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained new agency agreements and acquired additional management and marketing expertise. In 1996 and 1997, sales of premium branded spirits were combined with sales of value-priced spirits due to their relatively small amount. The Company's premium branded spirits include Cruzan Estate Rums, Cruzan Flavored Rums, Cruzan Rums, Porfidio Tequila and Plymouth Gin. Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum and tequila categories. The Company sold approximately 215,000 cases of premium branded spirits in 1998.

     CONTRACT BOTTLING. The Company bottles coolers, prepared cocktails and other beverage alcohol on a contract basis. The Company also bottles other beverages on a contract basis including fruit juices, carbonated and non-carbonated fruit flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas. In 1998, the Company bottled approximately
3.8 million cases for third parties. The Company's bottling capacity is approximately 10 million cases per year. In 1998, the Company bottled approximately 5.3 million cases in its contract bottling, premium branded spirits, value-priced spirits, vinegar and cooking wine businesses. The Company is actively seeking to utilize its remaining capacity by bottling additional types of beverages with new and existing customers.

     VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its own proprietary labels and under the private labels of major retailers in the Southeast.

     OTHER BUSINESS ACTIVITIES. The Company's distilling operations produce residuum, a byproduct, which is sold as animal feed. The Company also purchases grain alcohol, denatures and packages it and sells it as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers. The Company engages in operations in the Bahamas through its Bahamian subsidiary, Todhunter Bahamas Limited. The Bahamian operations include retail businesses and certain real estate holdings. See Notes 5, 9 and 13 to the Company's consolidated financial statements for additional information on the Bahamian operations.

DEPENDENCE ON MAJOR CUSTOMERS

     The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and other foreign countries. The Company's private label value-priced spirits and contract bottling services are sold to a limited number of customers. The Company's vinegar and cooking wine are sold to over 100 condiment manufacturers, food service distributors and
retailers.   The Company has major customers in its bulk alcohol products, private label value-priced spirits and contract bottling businesses. The loss of one or more of the Company's major customers could have a material adverse effect on the Company's liquidity and results of operations. See Note 13 to the Company's consolidated financial statements for additional information on major customers.

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

     BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. Lake Alfred has two lines that are used primarily to bottle vinegar and juices, two lines that are used to bottle the Company's value-priced spirits and one line to bottle premium branded spirits. Auburndale has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle value-priced spirits, premium branded spirits and cooking wine. The Company's warehouse storage areas can accommodate up to 800,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year.

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

     RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 51% of the raw materials used in the Company's distilling operations in 1998. Cane molasses, which is used in the production of rum and cane spirits, accounts for the remaining 49%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases alcohol, used in its bulk alcohol products, value-priced spirits, contract bottling and industrial alcohol businesses from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers. Alcohol and grape juice concentrate are the primary raw materials used in the Company's vinegar and cooking wine operations. No supplier accounts for more than 10% of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from November to June, corresponding to the Florida citrus-harvest. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

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

     The Company sells value-priced spirits to wholesalers for distribution primarily in the Southeast. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers and retailers market these products to retailers and directly to consumers, respectively. The Company also produces value-priced spirits for private label retailers. Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may have a beneficial effect upon the allocation of retail shelf space for its products. The Company also produces, imports, markets and sells premium branded spirits to wholesalers on a national basis. The Company's marketing and promotional programs for its premium brands are directed at wholesalers, retailers and consumers. Sales of the Company's value-priced and premium branded spirits are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its salespeople, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

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

COMPETITION

     The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company's citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there exist several producers of grape-based distilled products. The Company's value-priced and premium branded spirits compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and value-price products. The value-priced and premium branded spirits produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with such customers are good and has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts as a result of such competition. Based upon its historical experience and customer relationships, the Company does not expect to experience any adverse effects from such competition in the foreseeable future. Contract bottling operations compete against other bottlers located throughout the Southeast. The Company experiences similar competition in its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

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

EMPLOYEES

     As of September 30, 1998, the Company had approximately 335 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months when the bulk of contract bottling takes place. None of the Company's employees are members of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 60 employees, is fully unionized. Management believes that its relations with its employees are good.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company has domestic facilities in Florida and Kentucky for the production of its bulk alcohol products, value-priced and premium branded spirits, contract bottling services, vinegar, cooking wine and other alcohol-related businesses. The Company sells its domestically produced products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily Eastern Europe, Canada and the Caribbean. The Company's rum production facilities are located in St. Croix, United States Virgin Islands. Rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States but is also sold to other foreign countries in the Caribbean, South America and Europe. The Company's businesses in the Bahamas relate to retail businesses and real estate rentals. See Note 13 to the Company's consolidated financial statements for additional information about the Company's foreign and domestic operations and export sales.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. There have been no material developments in the Company's legal proceedings, except as set forth below.

BLAIR LITIGATION

     See the Company's current reports on Form 8-K, dated August 21 and September 14, 1998, for a summary of the Company's settlement of litigation with the former shareholders of Blair Importers, Ltd.

LOEWENWARTER LITIGATION

     On November 17, 1998, the Company settled its claims against Ernest D. Loewenwarter & Co. Pursuant to the terms of the settlement agreement, all claims by the Company against Loewenwarter were discontinued in return for a settlement payment.

UNITED STATES TAX COURT

     On November 10, 1998, the United States Tax Court approved a settlement between the Company and the Internal Revenue Service for the Company's years ended September 30, 1993 and 1994. The Company paid a deficiency, net of refunds, of approximately $200,000. The settlement also provided the Company with deductions which were used to reduce taxes in its year ended September 30, 1998. The settlement did not have a material adverse effect on the Company's financial condition or results of operations.

     There are no other legal proceedings pending as of September 30, 1998 which the Company believes to be material. Legal proceedings which are pending consist only of matters in the ordinary course of business and taken together are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was traded in the over the counter market since the Company's initial public offering on October 13, 1992, through October 7, 1997. During that time the Company's common stock was listed in the Nasdaq National Market System under the symbol "TODH." On October 8, 1997, the Company's common stock began trading on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's common stock for each quarter during the past two fiscal years as reported by Nasdaq for fiscal 1997 and AMEX for fiscal 1998.


PERIOD                                       HIGH     LOW
------                                       ----     ---
Fiscal 1997
  First quarter                              9 5/8    7 7/8
  Second quarter                             9        6 7/8
  Third quarter                              8        6 7/8
  Fourth quarter                            10 1/4    7 1/4

Fiscal 1998
  First quarter                             10 9/16   9 9/16
  Second quarter                            10 1/2    8 1/4
  Third quarter                              9 3/16   8 3/16
  Fourth quarter                             9 3/4    6 7/8

     The number of stockholders of record as of December 3, 1998 was 56.   In
addition, the number of beneficial owners as of January 21, 1998, the last date upon which the Company received a list of beneficial owners, was approximately 1,132.

     No dividend was paid to stockholders during the fiscal years ended September 30, 1997 and 1998. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future. In addition, the payment of cash dividends requires the consent of the Company's lender.

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


                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                      1998       1997       1996       1995        1994
                                                      ----       ----       ----       ----        ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                                           $75,096    $77,938    $78,197    $ 70,191    $ 73,316
Cost of goods sold                                   53,006     56,493     58,428      54,564      55,972
                                                    -------    -------    -------    --------    --------
Gross profit                                         22,090     21,445     19,769      15,627      17,344
Selling, general and administrative expenses         13,937     13,126     11,483      11,599       9,619
                                                    -------    -------    -------    --------    --------
Operating income                                      8,153      8,319      8,286       4,028       7,725
Other income (expense):
  Interest income                                       655        840      1,036         740         403
  Interest expense                                   (3,946)    (4,146)    (4,351)     (4,015)     (2,543)
  Other, net                                            660        931        766         252       2,900
                                                    -------    -------    -------    --------    --------
Income from continuing operations before income
  taxes                                               5,522      5,944      5,737       1,005       8,485
Income tax expense                                      808      1,259      1,192       1,060       1,871
                                                    -------    -------    -------    --------    --------
Income (loss) from continuing operations              4,714      4,685      4,545         (55)      6,614
Discontinued operations, net of income tax benefit        -          -          -     (10,740)         11
                                                    -------    -------    -------    --------    --------
Income (loss) before extraordinary item               4,714      4,685      4,545     (10,795)      6,625
Extraordinary item, net of income tax benefit             -          -          -        (468)          -
                                                    -------    -------    -------    --------    --------
Net income (loss)                                   $ 4,714    $ 4,685    $ 4,545    $(11,263)   $  6,625
                                                    -------    -------    -------    --------    --------
                                                    -------    -------    -------    --------    --------
Net income per share
  Basic
    Income (loss) from continuing operations        $  0.95    $  0.95    $  0.92    $  (0.01)   $   1.44
    (Loss) from discontinued operations                   -          -          -       (2.19)          -
    Extraordinary item                                    -          -          -       (0.10)          -
                                                    -------    -------    -------    --------    --------
      Net income (loss)                             $  0.95    $  0.95    $  0.92    $  (2.30)   $   1.44
                                                    -------    -------    -------    --------    --------
                                                    -------    -------    -------    --------    --------
  Diluted
    Income (loss) from continuing operations        $  0.95    $  0.94    $  0.92    $  (0.01)   $   1.40
    (Loss) from discontinued operations                   -          -          -       (2.19)          -
    Extraordinary item                                    -          -          -       (0.10)          -
                                                    -------    -------    -------    --------    --------
      Net income (loss)                             $  0.95    $  0.94    $  0.92    $  (2.30)   $   1.40
                                                    -------    -------    -------    --------    --------
                                                    -------    -------    -------    --------    --------

Weighted average shares outstanding
  Basic                                               4,950      4,943      4,919       4,906       4,616
  Diluted                                             4,985      4,966      4,955       4,906       4,746
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                     $37,807    $31,640    $33,517    $ 35,435    $ 32,526
Total assets                                         96,997     95,618     98,859     103,787     104,134
Short-term debt                                       1,888      2,938      2,152       2,264       2,289
Long-term debt                                       42,581     43,135     51,293      57,759      49,740
Stockholders' equity                                 41,004     36,290     31,448      26,865      37,919

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                            1998        1997       1996
                                                            ----        ----       ----
 Net sales                                                  100.0%      100.0%     100.0%
 Cost of goods sold                                          70.6        72.5       74.7
                                                            -----       -----      -----
 Gross margin                                                29.4        27.5       25.3
 Selling, general and administrative expenses                18.6        16.8       14.7
                                                            -----       -----      -----
 Operating income                                            10.8        10.7       10.6
 Other income (expense), net                                 (3.4)       (3.1)      (3.3)
                                                            -----       -----      -----
 Income before income taxes                                   7.4         7.6        7.3
 Income tax expense                                           1.1         1.6        1.5
                                                            -----       -----      -----
 Net income                                                   6.3%        6.0%       5.8%
                                                            -----       -----      -----
                                                            -----       -----      -----

                                            YEAR ENDED SEPTEMBER 30,             % CHANGE
                                            ------------------------        -------------------
                                          1998       1997        1996        98/97       97/96
                                          ----       ----        ----        -----       -----
                                                   (IN THOUSANDS)
Bulk alcohol products                   $28,705    $29,729     $29,404       (3.4)        1.1
Premium branded spirits                  10,386      8,435       5,568       23.1        51.5
Value-priced spirits                     11,219     11,531      10,817       (2.7)        6.6
Contract bottling                         9,320     13,089      19,267      (28.8)      (32.1)
Vinegar and cooking wine                 10,544      9,403       7,625       12.1        23.3
Other                                     4,922      5,751       5,516      (14.4)        4.2
                                        -------    -------     -------       ----        ----
                                        $75,096    $77,938     $78,197       (3.6)       (0.3)
                                        -------    -------     -------       ----        ----
                                        -------    -------     -------       ----        ----

The following table provides unit sales volume data for certain Company products.

                                            YEAR ENDED SEPTEMBER 30,            % CHANGE
                                            ------------------------       --------------------
                                           1998       1997        1996       98/97       97/96
                                           ----       ----        ----       -----       -----
                                                  (IN THOUSANDS)
Bulk alcohol products:
  Distilled products, in proof gallons
    Citrus brandy                          1,479      1,805       1,922      (18.1)       (6.1)
    Citrus spirits                         1,012      1,062         872       (4.7)       21.8
    Rum                                    4,412      4,380       4,562        0.7        (4.0)
    Cane spirits                             617        542         509       13.7         6.6
    Grain alcohol                          3,061      3,499       2,018      (12.5)       73.3
  Fortified citrus wine, in gallons        6,846      6,439       7,128        6.3        (9.7)
Premium branded spirits, in cases            215        194         177       11.0         9.4
Value-priced spirits, in cases               865        925       1,004       (6.5)       (7.9)
Contract bottling, in cases                3,838      4,547       5,099      (15.6)      (10.8)
Vinegar
  Bulk, in 100 grain gallons               5,251      4,510       4,205       16.4         7.3
  Cases, in cases                            503        562         403      (10.6)       39.7
  Drums, in 100 grain gallons                746        476         542       56.6       (12.1)
Cooking Wine
  Bulk, in gallons                            71         44          35       59.3        28.3
  Cases, in cases                            243        207         157       16.9        32.2


     The Company produces and supplies brandy, rum, wine and spirits to beverage alcohol manufacturers; bottles beverage alcohol and other beverages on a contract basis; produces a line of value-priced spirits; produces, imports and markets premium branded spirits and produces vinegar, cooking wine and other alcohol-related products.

     BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 40 producers of beverage alcohol in the United States and other foreign countries. The Company also purchases grain alcohol from several suppliers located in the Midwest and resells it, primarily to export customers. Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's premium branded spirits and value-priced spirits line.

     VALUE-PRICED SPIRITS. The Company produces, bottles and sells a complete line of spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies, and the Company continues to add additional products to this line. Since the acquisition of the Virgin Islands operations in 1994, the Company also produces and sells distilled spirits in the U.S. Virgin Islands. The Company distills and ages its own rum, but generally produces its other spirits from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product.

     PREMIUM BRANDED SPIRITS. In 1996, the Company began to develop, import and market premium branded spirits nationally. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained new agency agreements and acquired additional management and marketing expertise. In 1996 and 1997, sales of premium branded spirits were combined with sales of value-priced spirits due to their relatively small amount. The Company's premium branded spirits include Cruzan Estate Rums, Cruzan Flavored Rums, Cruzan Rums, Porfidio Tequila and Plymouth Gin. Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum and tequila categories.

     CONTRACT BOTTLING. The Company bottles coolers, prepared cocktails and other beverage alcohol on a contract basis. The Company also bottles other beverages on a contract basis including fruit juices, carbonated and non-carbonated fruit flavored beverages, flavored sparkling water and ready-to-drink brewed iced teas.

     VINEGAR AND COOKING WINE.   To complement its distilling, winery and
bottling operations, the Company produces vinegar and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its own proprietary labels and under the private labels of major retailers in the Southeast.

     The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's products. Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in value-priced spirits, contract bottling, vinegar and cooking wine operations. Within its contract bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's "Type A" and "Type B" bottling customers. Type A bottling customers pay the Company to purchase their raw materials and these costs are passed through to the customer. Type B bottling customers supply their own raw materials and are only charged for bottling charges. Although gross profit per case for the Company's Type A and Type B bottling customers is approximately equal, given the same case volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers. As a result, significant fluctuations in volume of Type A bottling customers can distort the Company's gross margin.

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from November to June, corresponding to the Florida citrus-harvest. As a result of these factors, the Company's operating results vary significantly from quarter to quarter.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 in 1998. This statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. The Company has restated all prior period per share data presented as required by SFAS No. 128.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of these changes on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position. The Company will adopt SFAS No. 133 as required during its fiscal year 1999.

YEAR 2000 COMPLIANCE

     The Company has initiated a program to prepare the Company's information systems for the year 2000, and to upgrade its information systems generally. The Company has assessed the impact of the year 2000 issue on its operations, including the cost of new software and hardware required addressing this issue. The Company has recently completed its software selection process and is currently implementing new software and hardware to address the year 2000 issue. Based on the Company's current implementation timetable it is expected that the Company will be year 2000 compliant by June 1, 1999. The Company estimates its costs to upgrade its information systems, including addressing the year 2000 issue, will not exceed $385,000. The Company is in the process of assessing the year 2000 compliance of its vendors, customers and other third parties with which it does business and expects to complete this process by June 1, 1999.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

     Amounts presented in this Item 7 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES. Net sales were $75.1 million in 1998, a decrease of 3.6% from net sales of $77.9 million in 1997.

     Net sales of bulk alcohol products were $28.7 million in 1998, a decrease of 3.4% from net sales of $29.7 million in 1997. Unit sales of citrus brandy decreased 18.1% in 1998, primarily due to increased competition. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits decreased 4.7% in 1998. Unit sales of rum increased 0.7% in 1998. Unit sales of cane spirits increased 13.7% in 1998. Unit sales of grain alcohol decreased 12.5% in 1998, primarily due to a slowdown in sales in Eastern Europe and Russia. Unit sales of fortified citrus wine increased 6.3% in 1998. Other than the Company's sales of citrus brandy and grain alcohol, the increases and decreases in sales of bulk alcohol products are attributable to the timing of customer orders.

     Net sales of premium branded spirits were $10.4 million in 1998, an increase of 23.1% from net sales of $8.4 million in 1997. Sales increases reflect the expansion by the Company of its distribution network into new markets and the introduction of new brands.

     Net sales of value-priced spirits were $11.2 million in 1998, a decrease of 2.7% from net sales of $11.5 million in 1997. Value-priced spirits volume decreased 6.5% due to increased competition from other low cost bottlers.

     Net sales of contract bottling services were $9.3 million in 1998, a decrease of 28.8% from net sales of $13.1 million in 1997. The Company's contract bottling volume decreased 15.6% in 1998. The decrease in volume is primarily attributable to a decrease in business with the Company's largest Type A bottling customer. The Company believes that the business with this Type A bottling customer will not return to historical levels. The decrease in contract bottling volume with this customer was partially offset by increased volume with other new and existing customers.

     Net sales of vinegar and cooking wine were $10.5 million in 1998, an increase of 12.1% from net sales of $9.4 million in 1997. The increase in net sales of vinegar and cooking wine was due to increased manufacturing capacity, which allowed the Company to increase sales to existing and new customers, and an improved product mix. The Company's two vinegar plants are now operating at maximum capacity. The Company intends to expand its vinegar production capacity.

     GROSS PROFIT. Gross profit was $22.1 million in 1998, an increase of 3.0% from gross profit of $21.4 million in 1997. Gross margin increased to 29.4% in 1998 from 27.5% in 1997. The improvement in gross margin is primarily attributable to reduced raw material costs in the Company's domestic distilling operations, a decrease in contract bottling volume with a large Type A bottling customer and a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13.9 million in 1998, an increase of 6.2% from $13.1 million in 1997. Selling, general and administrative expenses were 18.6% of net sales in 1998 and 16.8% in 1997. The increase in selling, general and administrative expenses in 1998, is primarily attributable to (1) increased marketing and new employees related to the Company's efforts in increasing its distribution network for its premium branded spirits, and (2) legal fees relating to the Company's efforts to prosecute and settle various lawsuits. The increase was partially offset by a reduction in administrative overhead.

     INTEREST INCOME. The Company earns interest income on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased cash investments and amounts of notes receivable.

     INTEREST EXPENSE. Interest expense was $3.9 million in 1998 and $4.1 million in 1997. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1998 as compared to 1997.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary and non-recurrring gains of $.4 million in 1998 and $.3 million in 1997 relating to insured hurricane damage. In 1998, the Company recorded a loss of approximately $.4 million from an unconsolidated equity investee which began operations in August 1997. See Note 15 to the Company's consolidated financial statements for additional information about this unconsolidated subsidiary.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 14.6% in 1998 and 21.2% in 1997. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes. Also, the Company recently amended its 1993, 1994 and 1995 federal income tax returns which has resulted in loss carryforwards available in the current year and a request for refund of income tax previously paid.

FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES. Net sales were $77.9 million in 1997, a decrease of .3% from net sales of $78.2 million in 1996.

     Net sales of bulk alcohol products were $29.7 million in 1997, an increase of 1.1% from net sales of $29.4 million in 1996. Unit sales of citrus brandy decreased 6.1% in 1997. Unit sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 21.8% in 1997. The increase in sales of citrus spirits was primarily due to increases in sales to other manufacturers of fortified citrus wine. Unit sales of cane spirits increased 6.6% in 1997. Unit sales of rum decreased 4.0% in 1997. The fluctuations in rum shipments are attributable to the timing of customer orders. Unit sales of grain alcohol increased 73.3% in 1997. Grain alcohol is purchased from several suppliers located in the Midwest and resold primarily to export customers, the largest of which are in Eastern Europe and Russia. Unit sales of fortified citrus wine decreased 9.7% in 1997. Shipments of fortified citrus wine decreased due to weak demand for certain products of one of the Company's largest wine customers as well as increased competition from other wine manufacturers.

     Net sales of premium branded spirits were $8.4 million in 1997, an increase of 51.5% from net sales of $5.6 million in 1996. Beginning in 1996, management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum and tequila categories.

     Net sales of value-priced spirits were $11.5 million in 1997, an increase of 6.6% from net sales of $10.8 million in 1996. However, the Company experienced a volume decrease in unit sales of value-priced spirits of 7.9% in 1997. The volume decrease in value-priced spirits is attributable to the private label component of this category which has a lower gross margin. The change in product mix in this category resulted in an increase in the average price per case of 15.7% in 1997.

     Net sales of contract bottling services were $13.1 million in 1997, a decrease of 32.1% from net sales of $19.3 million in 1996. The Company's contract bottling volume decreased 10.8% in 1997. The decrease in volume is primarily attributable to a decrease in business with one of the Company's largest bottling customers. The Company continues to provide a significant amount of contract bottling services to this customer even as this customer continues with its plan to transfer production to its own facility. The Company also experienced a decrease in contract bottling services to export customers, primarily in Eastern Europe and Russia, as these customers increased their purchases of bulk grain alcohol. The decreases in contract bottling volume discussed above were partially offset by increased volume with existing and new customers.

     Net sales of vinegar and cooking wine were $9.4 million in 1997, an increase of 23.3% from net sales of $7.6 million in 1996. The increase in net sales of vinegar and cooking wine was due to increased manufacturing capacity, new customers and an improved product mix.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13.1 million in 1997, an increase of 14.3% from $11.5 million in 1996. Selling, general and administrative expenses were 16.8% of net sales in 1997 and 14.7% in 1996. The increase in selling, general and administrative expenses in 1997 is primarily attributable to the Company's increased emphasis on marketing its premium brands and imported products and legal fees.

     INTEREST EXPENSE. Interest expense was $4.1 million in 1997 and $4.4 million in 1996. The decrease in interest expense was due to lower levels of debt outstanding during 1997.

     INTEREST AND OTHER INCOME. Interest income decreased to $.8 million in 1997 from $1.0 million in 1996 due to lower levels of cash, cash equivalents and notes receivable. Also included in other income is rental income from the Bahamian subsidiary and a gain of $.3 million in 1997 and $.2 million in 1996 relating to insured hurricane damage.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 21% in 1997 and 1996. The low tax rate is attributable to the Virgin Islands operations which has a 90% exemption from income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and the subsequent receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's balance on its line of credit varies during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling operations. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by operating activities and its financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

     OPERATING ACTIVITIES

     Net cash provided by operating activities in 1998 was $4.7 million, which resulted from $9.3 million in net income adjusted for noncash items, less $4.6 million representing the net change in operating assets and liabilities. The net change in operating assets and liabilities resulted from an increase in the Company's inventory and receivables of $4.0 million related primarily to the expansion of its premium branded spirits business.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities in 1998 was $2.4 million, which resulted primarily from $2.7 million of capital expenditures. Payments received on notes receivable of $1.5 million were offset by new notes issued of $.9 million and the purchase of a minority interest in the Company's Bahamian subsidiary of $.4 million.

     Net cash used in financing activities in 1998 was $1.6 million, which resulted from principal payments on long-term debt of $3.7 million, which was offset by a $2.1 million increase in the Company's line of credit. The principal payments on long-term debt of $3.7 million include $.75 million in excess of the required payments on the Company's term loan in the Virgin Islands. The Company intends to continue to prepay principal on this term loan.

     At September 30, 1998, the Company had an unsecured bank line of credit of $15 million, which expires November 1, 2001. The first $4 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $4 million bear interest at the prime rate. The borrowings under this line were $6.3 million at September 30, 1998. Borrowings in excess of $10 million are subject to a borrowing base of inventories and receivables. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and minimum fixed charge, interest coverage and current ratios. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at September 30, 1998.

     The Company's total debt was $44.5 million as of September 30, 1998, and its ratio of debt to equity was 1.1 to 1.

     On September 22, 1998, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's common stock, either in open market or private transactions. The Company expects to complete its repurchase plan during the Company's fiscal year ending September 30, 1999. As of December 11, 1998, the Company has repurchased 56,000 shares for $406,075, or at an average cost of $7.25 per share.

     With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7.5 million and $12 million, respectively, as of September 30, 1998. See Note 9 to the Company's consolidated financial statements for additional information on income taxes related to these subsidiaries.

     Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

EFFECTS OF INFLATION AND CHANGING PRICES

     The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk analysis table reflects maturities of interest rate sensitive assets and liabilities over the next five years and thereafter.

                           Market Risk Analysis
                           September 30, 1998


                                                     Expected Maturity Date
                           ------------------------------------------------------------------------------
                                 1999           2000            2001            2002            2003
                           --------------  -------------   -------------  --------------   --------------
Assets
  Notes receivable:
     Fixed rate            $   1,503,675   $   4,051,620   $     916,667   $           0   $           0
     Average interest rate          6.44%           6.77%           6.00%           0.00%           0.00%

Liabilities
  Long-term debt:
     Fixed rate            $     888,133   $   6,800,000   $   7,933,333   $   7,933,333   $   4,533,334
     Average interest rate          7.50%           8.91%           8.91%           8.91%           8.91%

     Variable rate         $   1,000,000   $   1,000,000   $   1,000,000   $   6,580,944   $           0
     Average interest rate          6.76%           6.76%           6.76%           7.71%           0.00%

Interest Rate Derivatives
  Interest rate swaps:
    Variable to fixed      $   1,000,000   $   1,000,000   $   1,000,000   $     250,000   $           0
       Interest rate paid           8.46%           8.46%           8.46%           8.46%           0.00%
       Interest rate received       7.88%           7.88%           7.88%           7.88%           0.00%

    Fixed to variable      $        0.00%  $     800,000   $     933,333   $     933,333   $     533,334
       Interest rate paid           0.00%           6.19%           6.19%           6.19%           6.19%
       Interest rate received       0.00%           8.91%           8.91%           8.91%           8.91%



                                            Expected Maturity Date
                                ------------------------------------------
                                   Thereafter      Total       Fair Value
                                --------------  ------------  ------------
Assets
  Notes receivable:
     Fixed rate                 $     770,000  $   7,241,962  $   7,805,854
     Average interest rate               8.50%          6.79%             -

Liabilities
  Long-term debt
     Fixed rate                 $   6,800,000  $  34,888,133  $  36,798,021
     Average interest rate               8.91%          8.87%             -

     Variable rate              $           0  $   9,580,944  $   9,580,944
     Average interest rate               0.00%          7.42%             -

Interest Rate Derivatives
  Interest rate swaps:
    Variable to fixed           $           0  $   3,250,000  $     (23,902)
       Interest rate paid                0.00%          8.46%             -
       Interest rate received            0.00%          7.88%             -

    Fixed to variable           $     800,000  $   4,000,000  $     384,194
       Interest rate paid                6.19%          6.19%             -
       Interest rate received            8.91%          8.91%             -


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required by
Item 10 is incorporated by reference from the Company's definitive proxy statement for its 1999 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 1999 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT BENEFICIAL OWNERSHIP

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 1999 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 1999 annual stockholders' meeting.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     See "Index to Financial Statements and Financial Statement Schedules".

(b)  Exhibits

     See "Index to Exhibits".

(c)  Reports on Form 8-K


     During the fourth quarter of 1998, the Company filed the following current reports on Form 8-K:


Date of Report           Description
--------------           -----------
August 21, 1998          Settlement of litigation with the former shareholders
                         of Blair Importers, Ltd.

September 14, 1998       Offer to purchase 261,214 shares of the Company's
                         common stock pursuant to the settlement agreement with
                         the former shareholders of Blair Importers, Ltd.

September 22, 1998       Board of Directors authorizes the Company to repurchase
                         up to 100,000 shares of the Company's common stock.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 17th day of December, 1998.

                                        TODHUNTER INTERNATIONAL, INC.

                                        By:     /s/ A. Kenneth Pincourt, Jr.
                                           -------------------------------------
                                        A. Kenneth Pincourt, Jr., Chairman of
                                           the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ A. Kenneth Pincourt, Jr.              Chairman of the Board
    --------------------------------         and Chief Executive Officer       December 17, 1998
         A. Kenneth Pincourt, Jr.           (Principal Executive Officer)



             /s/ Troy Edwards          Treasurer and Chief Financial Officer   December 17, 1998
     --------------------------------          (Principal Financial
               Troy Edwards                   and Accounting Officer)



           /s/ Thomas A. Valdes                        Director                December 17, 1998
     --------------------------------
             Thomas A. Valdes


            /s/ Jay S. Maltby                          Director                December 17, 1998
     --------------------------------
              Jay S. Maltby


          /s/ D. Chris Mitchell                        Director                December 17, 1998
     --------------------------------
            D. Chris Mitchell



          /s/ Leonard G. Rogers                        Director                December 17, 1998
     --------------------------------
            Leonard G. Rogers



         /s/ W. Gregory Robertson                      Director                December 17, 1998
     --------------------------------
           W. Gregory Robertson



        /s/ Edward F. McDonnell                        Director                December 17, 1998
     --------------------------------
           Edward F. McDonnell

                           TODHUNTER INTERNATIONAL, INC.
          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
 a)   Financial Statements

      Independent Auditor's Report                                           19

      Consolidated balance sheets as of September 30, 1998 and 1997          20

      Consolidated statements of income for the years ended September 30,
      1998, 1997 and 1996                                                    22

      Consolidated statements of stockholders' equity for the years ended
      September 30, 1998, 1997 and 1996                                      23

      Consolidated statements of cash flows for the years ended
      September 30, 1998, 1997 and 1996                                      24

      Notes to consolidated financial statements                             26

 b)   Financial Statement Schedules

      Independent Auditors Report on Financial Statement Schedule            41

      Schedule II      Valuation and Qualifying Accounts                     42


     All of the other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the registrant's consolidated financial statements.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


                                       /s/ McGladrey & Pullen, LLP


West Palm Beach, Florida
November 25, 1998

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997


ASSETS                                                               1998                1997
------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                   $ 5,629,016         $ 4,904,804
     Trade receivables                                            11,623,197          11,051,085
     Other receivables                                             2,237,397           2,116,110
     Inventories                                                  23,423,573          20,086,901
     Notes receivable, current maturities                          1,503,675           1,435,868
     Deferred income taxes                                         1,011,000           1,162,000
     Other current assets                                          1,000,192           1,580,034
                                                                 -------------------------------
          TOTAL CURRENT ASSETS                                    46,428,050          42,336,802

Long-Term Notes Receivable, less current maturities                5,738,287           6,369,986

Property and Equipment, less accumulated depreciation
     1998 $32,017,543; 1997 $28,236,376                           41,527,402          42,943,754

Property Held for Lease, less accumulated depreciation
     1998 $1,139,747; 1997 $998,882                                1,387,707           1,429,177

Goodwill, less accumulated amortization
    1998 $703,096; 1997 $670,351                                     389,423             422,168

Other Assets                                                       1,526,161           2,116,568
                                                                 -------------------------------
                                                                 $96,997,030         $95,618,455
                                                                 -------------------------------
                                                                 -------------------------------

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998               1997
------------------------------------------------------------------------------------------------
Current Liabilities
    Current maturities of long-term debt                           $ 1,888,133       $ 2,937,744
    Accounts payable                                                 3,417,615         5,039,252
    Accrued interest expense                                         1,261,542         1,404,444
    Other accrued expenses                                           2,054,188         1,315,600
                                                                   -----------------------------
         TOTAL CURRENT LIABILITIES                                   8,621,478        10,697,040

Long-Term Debt, less current maturities                             42,580,944        43,135,080

Deferred Income Taxes                                                4,685,000         4,852,000

Other Liabilities                                                      105,539           225,713
                                                                   -----------------------------
                                                                    55,992,961        58,909,833
                                                                   -----------------------------
Minority Interest                                                            -           418,249
                                                                   -----------------------------
Commitments and Contingencies

Stockholders' Equity
     Preferred stock, par value $.01 per share; authorized
          2,500,000 shares, no shares issued                                 -                 -
     Common stock, par value $.01 per share; authorized
          10,000,000 shares; issued and outstanding 4,949,714           49,497            49,497
     Additional paid-in capital                                     11,945,777        11,945,777
     Retained earnings                                              29,008,795        24,295,099
                                                                   -----------------------------
                                                                    41,004,069        36,290,373
                                                                   -----------------------------
                                                                   $96,997,030       $95,618,455
                                                                   -----------------------------
                                                                   -----------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                           1998                   1997                     1996
-------------------------------------------------------------------------------------------------------------------
Sales                                                 $ 110,846,810           $ 116,605,935           $ 121,066,640
     Less excise taxes                                   35,750,916              38,667,686              42,870,108
                                                      -------------------------------------------------------------
          NET SALES                                      75,095,894              77,938,249              78,196,532

Cost of goods sold                                       53,005,786              56,493,174              58,427,344
                                                      -------------------------------------------------------------
          GROSS PROFIT                                   22,090,108              21,445,075              19,769,188

Selling, general and administrative expenses             13,937,082              13,126,309              11,482,737
                                                      -------------------------------------------------------------
          OPERATING INCOME                                8,153,026               8,318,766               8,286,451
                                                      -------------------------------------------------------------
Other income (expense):
     Interest income                                        655,230                 840,016               1,035,811
     Interest expense                                    (3,946,528)             (4,146,322)             (4,350,791)
     Equity in losses of equity investee                   (364,740)                      -                       -
     Other, net                                           1,025,020                 931,394                 765,592
                                                      -------------------------------------------------------------
                                                         (2,631,018)             (2,374,912)             (2,549,388)
                                                      -------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                      5,522,008               5,943,854               5,737,063
                                                      -------------------------------------------------------------
Income tax expense (benefit):
     Current                                                824,312                 197,292                 136,265
     Deferred                                               (16,000)              1,062,000               1,056,000
                                                      -------------------------------------------------------------
                                                            808,312               1,259,292               1,192,265
                                                      -------------------------------------------------------------
          NET INCOME                                  $   4,713,696           $   4,684,562           $   4,544,798
                                                      -------------------------------------------------------------
                                                      -------------------------------------------------------------
Net income per common share:
     Basic                                            $        0.95           $        0.95           $        0.92
                                                      -------------------------------------------------------------
                                                      -------------------------------------------------------------
     Diluted                                          $        0.95           $        0.94           $        0.92
                                                      -------------------------------------------------------------
                                                      -------------------------------------------------------------
Common shares and equivalents outstanding:
     Basic                                                4,949,714               4,943,169               4,919,060
                                                      -------------------------------------------------------------
                                                      -------------------------------------------------------------
     Diluted                                              4,984,868               4,966,165               4,955,088
                                                      -------------------------------------------------------------
                                                      -------------------------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                     Common Stock
                                                --------------------------      Additional                          Total
                                                Shares                           Paid-in          Retained      Stockholders'
                                                Issued           Amount          Capital          Earnings          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                    4,916,964      $    49,170      $11,749,604      $15,065,739      $26,864,513
     Issuance of common stock in connection
          with employee stock options              6,500               65           38,935                -           39,000
     Net income                                        -                -                -        4,544,798        4,544,798
                                               -----------------------------------------------------------------------------
Balance, September 30, 1996                    4,923,464           49,235        11,788,53       19,610,537       31,448,311
     Issuance of common stock in connection
          with employee stock options             26,250              262          157,238                -          157,500
     Net income                                        -                -                -        4,684,562        4,684,562
                                               -----------------------------------------------------------------------------
Balance, September 30, 1997                    4,949,714           49,497       11,945,777       24,295,099       36,290,373
     Net income                                        -                -                -        4,713,696        4,713,696
                                               -----------------------------------------------------------------------------
Balance, September 30, 1998                    4,949,714      $    49,497      $11,945,777      $29,008,795      $41,004,069
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                            1998                   1997                   1996
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                         $  4,713,696           $  4,684,562           $  4,544,798
     Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Depreciation                                     4,151,350              3,930,933              3,837,646
          Amortization                                        94,108                229,190                210,479
          Equity in losses of equity investees               364,740                      -                      -
          Deferred income taxes                              (16,000)             1,062,000              1,056,000
          Other                                              (10,225)                (4,249)               (31,465)
          Changes in assets and liabilities:
            (Increase) decrease in:
             Receivables                                    (693,399)              (360,722)            (1,143,144)
             Inventories                                  (3,336,672)            (1,472,597)            (1,249,730)
             Other assets                                    579,842               (221,600)               961,556
          Increase (decrease) in:
             Accounts payable                             (1,621,637)               (14,409)               398,848
             Accrued interest expense                       (142,902)               142,902                (20,194)
             Other accrued expenses                          738,588               (358,939)              (526,050)
             Other liabilities                              (120,174)              (128,617)              (134,493)
           Discontinued operations                                 -                124,786              2,728,277
                                                         ---------------------------------------------------------
             Net cash provided by
             operating activities                       $  4,701,315           $  7,613,240           $ 10,632,528
                                                         ---------------------------------------------------------

                                   (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                              1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Proceeds from sale of property and equipment          $    38,692           $    63,565           $    76,762
     Principal payments received on
       notes receivable                                      1,477,775             1,525,539             1,576,164
     Purchase of property and equipment                     (2,721,995)           (3,775,112)           (4,901,705)
     Disbursements for notes receivable                       (913,883)              (52,500)              (62,070)
     Purchase of certificates of deposit                             -                     -            (4,565,381)
     Redemption of certificates of deposit                           -             4,494,375             4,655,440
     Purchase of minority interest in subsidiary              (418,249)                    -                     -
     (Increase) decrease in other assets                       164,304              (344,177)             (279,190)
                                                           -------------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                              (2,373,356)            1,911,690            (3,499,980)
                                                           -------------------------------------------------------
Cash Flows From Financing Activities
     Net borrowings (payments) under line of
       credit arrangements                                   2,083,997            (5,438,538)           (4,064,324)
     Proceeds from issuance of common stock                          -               157,500                39,000
     Principal payments on long-term borrowings             (3,687,744)           (1,933,334)           (2,513,559)
                                                           -------------------------------------------------------
          NET CASH (USED IN)
          FINANCING ACTIVITIES                              (1,603,747)           (7,214,372)           (6,538,883)
                                                           -------------------------------------------------------
          NET INCREASE IN CASH
          AND CASH EQUIVALENTS                                 724,212             2,310,558               593,665

Cash and cash equivalents:
     Beginning                                               4,904,804             2,594,246             2,000,581
                                                           -------------------------------------------------------
     Ending                                                $ 5,629,016           $ 4,904,804           $ 2,594,246
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
Supplemental Disclosures of Cash Flow
     Information
     Cash payments for:
       Interest                                            $ 4,089,430           $ 4,003,420           $ 4,370,985
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------
       Income taxes                                        $   406,937           $   344,347           $   140,181
                                                           -------------------------------------------------------
                                                           -------------------------------------------------------


See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Todhunter International, Inc. and subsidiaries (the "Company") produces and supplies brandy, rum, wine and spirits to beverage alcohol manufacturers; bottles beverage alcohol and other beverages on a contract basis; produces a line of value-priced spirits; produces, imports and markets premium branded spirits and produces vinegar, cooking wine and other alcohol-related products.

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

                                                       Years
                                                      -------
     Land improvements                                3 to 20
     Buildings and improvements                       3 to 40
     Machinery and equipment                          3 to 33

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     AMORTIZATION: Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                                       Years
                                                      -------
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

     COMPUTATION OF NET INCOME PER COMMON SHARE: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 in 1998. This statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. The Company has restated all prior period per share data presented as required by SFAS No. 128.

     PREFERRED STOCK: The Company has authorized 2,500,000 shares of $.01 par value preferred stock. No terms are stated as to dividend, liquidation or other rights applicable to these shares.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.   INVENTORIES

The major components of inventories as of September 30, 1998 and 1997 are:

                                               1998                1997
                                           -------------------------------
Finished goods                             $15,794,672         $12,318,664
Work in process                                355,659           1,639,970
Raw materials and supplies                   7,273,242           6,128,267
                                           -------------------------------
                                           $23,423,573         $20,086,901
                                           -------------------------------
                                           -------------------------------

NOTE 3.   NOTES RECEIVABLE

Notes receivable consist of the following as of September 30, 1998 and 1997:

                                                                                  1998                1997
                                                                               ------------------------------
6% note, collateralized by general intangibles, mortgage and security agreement, monthly payments of $83,333 plus interest
   through September 2001                                                      $2,916,667          $3,916,667
7% note, collateralized by property and equipment, monthly
   principal and interest payments of $47,202 through September
   1999, unpaid principal balance of $3,000,000 due in October 1999             3,343,267           3,663,393
8.5% unsecured notes, principal payable on demand.  Interest payments are due monthly or on demand in accordance with
   the terms of the agreement. (See Note 15)                                      770,000                   -
Other                                                                             212,028             225,794
                                                                               ------------------------------
                                                                                7,241,962           7,805,854
Less current maturities                                                         1,503,675           1,435,868
                                                                               ------------------------------
                                                                               $5,738,287          $6,369,986
                                                                               ------------------------------
                                                                               ------------------------------

NOTE 4.   PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 1998 and 1997 are:

                                                                                  1998                1997
                                                                              -------------------------------
Land                                                                          $ 4,757,587         $ 4,757,587
Land improvements                                                               1,156,115           1,058,051
Buildings and improvements                                                     15,804,392          15,287,175
Machinery and equipment                                                        51,826,851          50,077,317
                                                                              -------------------------------
                                                                               73,544,945          71,180,130
Less accumulated depreciation                                                  32,017,543          28,236,376
                                                                              -------------------------------
                                                                              $41,527,402         $42,943,754
                                                                              -------------------------------
                                                                              -------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.   PROPERTY HELD FOR LEASE

The major classifications of property held for lease as of September 30, 1998 and 1997 are:

                                                                                  1998                1997
                                                                              -------------------------------
Land                                                                           $  191,318          $  191,318
Buildings                                                                       2,243,000           2,143,605
Furniture and equipment                                                            93,136              93,136
                                                                              -------------------------------
                                                                                2,527,454           2,428,059
Less accumulated depreciation                                                   1,139,747             998,882
                                                                              -------------------------------
                                                                               $1,387,707          $1,429,177
                                                                              -------------------------------
                                                                              -------------------------------

Property held for lease consists of two commercial shopping centers and five residential townhomes in the Bahamas. The properties are leased on a month-to-month basis. Total rental income was $237,510, $236,193, and $234,882 for the years ended September 30, 1998, 1997 and 1996, respectively.

NOTE 6.   OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following as of September 30, 1998 and 1997:

                                                                                  1998                1997
                                                                               ------------------------------
Trademarks                                                                     $1,035,848          $1,076,048
Other                                                                             490,313           1,040,520
                                                                               ------------------------------
                                                                               $1,526,161          $2,116,568
                                                                               ------------------------------
                                                                               ------------------------------

NOTE 7.   OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of September 30, 1998 and 1997:

                                                                                  1998                1997
                                                                               -------------------------------
Accrued property taxes                                                         $  456,833          $  505,284
Other                                                                           1,597,355             810,316
                                                                               -------------------------------
                                                                               $2,054,188          $1,315,600
                                                                               -------------------------------
                                                                               -------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.   FINANCING ARRANGEMENTS

Long-term debt consists of the following as of September 30, 1998 and 1997:

                                                                                         1998                 1997
                                                                                      --------------------------------
Senior notes, interest payable semiannually at 8.905%, principal payments of
   $6,800,000 on October 30, 1999, $7,933,333 on October 30, 2000 and 2001,
   $4,533,334 on October 30, 2002 and $3,400,000 on October 30, 2003 and
   2004, unsecured (1)                                                                $34,000,000          $34,000,000
Revolving credit note of $15,000,000, interest payable monthly at the prime rate for domestic loans and at 1.50% above the one month London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 2001.  The maximum amount which can be drawn on the revolving note is based
   on the borrowing base as specified in the agreement, unsecured                       6,330,944            4,246,947
Bank note payable, interest is calculated based upon a floating rate of 2.50% above the one month LIBOR rate, quarterly
   principal payments of $250,000 collateralized by real property, equipment, machinery and trade receivables in the
   Virgin Islands (2)                                                                   3,250,000            5,000,000
Note payable, interest at 7.5%, principal and interest payments
   required through 1999                                                                  888,133            2,825,877
                                                                                      --------------------------------
                                                                                       44,469,077           46,072,824
Less current maturities                                                                 1,888,133            2,937,744
                                                                                      --------------------------------
                                                                                      $42,580,944          $43,135,080
                                                                                      --------------------------------
                                                                                      --------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. FINANCING ARRANGEMENTS (CONTINUED)

Maturities of long-term debt as of September 30, 1998 are as follows:


Year Ending
September 30,                                                     Amount
--------------------------------------------------------------------------
1999                                                           $ 1,888,133
2000                                                             7,800,000
2001                                                             8,933,333
2002                                                            14,514,278
2003                                                             4,533,333
Thereafter                                                       6,800,000
                                                               -----------
                                                               $44,469,077
                                                               -----------
                                                               -----------

The Company uses interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in accrued interest expense. The fair value of the swap agreement noted in (2) below was not recognized in the consolidated financial statements since it is accounted for as a hedge. The criteria required to be met for hedge accounting is that a) the item to be hedged exposes the Company to interest rate risk and
b) the interest rate swap reduces that exposure and is designated a hedge. The fair value and the related change in fair value of the agreement noted in (1) below is not significant to the financial statements. A summary of the interest rate swaps is as follows:

(1) The Company has entered into an interest rate swap agreement with a bank calling for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month LIBOR rate. The bank's rate is 8.905%. During 1998, 1997 and 1996, the Company received payments of $87,054, $88,898 and $100,444 respectively, related to this agreement, and reduced interest expense accordingly.

(2) The Company has entered into an interest rate swap agreement accounted for as a hedge with a bank. The agreement calls for the Company to exchange, as of January 1, April 1, July 1, and October 1, through 2002, interest payment streams calculated on a notional balance equal to the principal balance of the bank note payable. The Company's rate is fixed at 8.46%. During 1998, 1997 and 1996, the Company made payments of $29,208, $27,327 and $27,332, respectively, related to this agreement, and increased interest expense accordingly.

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of and for the year ended September 30, 1998.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.   INCOME TAXES

Income tax expense consists of the following for the years ended September 30, 1998, 1997 and 1996:

                                                    1998                  1997                  1996
                                                -------------------------------------------------------
Current income tax expense (benefit):
     Federal                                    $   860,191           $   224,764           $   116,265
     State                                          (35,879)              (27,472)               20,000
                                                -------------------------------------------------------
                                                    824,312               197,292               136,265
                                                -------------------------------------------------------
Deferred income tax expense (benefit):
     Federal                                         13,000               926,000               978,000
     State                                          (29,000)              136,000                78,000
                                                -------------------------------------------------------
                                                    (16,000)            1,062,000             1,056,000
                                                -------------------------------------------------------
Total income tax expense                        $   808,312           $ 1,259,292           $ 1,192,265
                                                -------------------------------------------------------
                                                -------------------------------------------------------

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 1998 and 1997:

                                                                              1998                1997
                                                                           ------------------------------
Deferred tax liabilities:
     Property and equipment, principally due
       to differences in depreciation                                      $3,704,000          $3,627,000
     Installment sale                                                         862,000           1,190,000
     Other                                                                    119,000              35,000
                                                                           ------------------------------
                                                                            4,685,000           4,852,000
                                                                           ------------------------------
Deferred tax assets:
     Inventories, principally due to additional costs inventoried
       for tax purposes pursuant to the Tax Reform Act of 1986                771,000             620,000
     Difference related to anticipated future expenses and
       allowances                                                             227,000             231,000
     Net operating loss carryforwards                                               -             157,000
     Other                                                                     13,000             154,000
                                                                           ------------------------------
                                                                            1,011,000           1,162,000
                                                                           ------------------------------
Net deferred income tax liability                                          $3,674,000          $3,690,000
                                                                           ------------------------------
                                                                           ------------------------------

No valuation allowance has been recorded as of September 30, 1998 or 1997.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.   INCOME TAXES (CONTINUED)

Income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate to income from continuing operations before income taxes as a result of the following for the years ended September 30, 1998, 1997 and 1996:

                                                            1998                 1997                  1996
                                                        -------------------------------------------------------
Computed "expected" tax expense                         $ 1,877,483           $ 2,020,910           $ 1,950,602
(Nontaxable) taxable income and dividends from
     Bahamian subsidiary                                     97,950                80,881                (5,918)
Effect of income tax subsidy on earnings of
     Virgin Islands subsidiary                           (1,169,187)           (1,025,698)             (767,571)
Effect of state taxes                                        12,199                 9,340                (6,800)
Other                                                       (10,133)              173,859                21,952
                                                        -------------------------------------------------------
Total income tax expense on income
     from continuing operations                         $   808,312           $ 1,259,292           $ 1,192,265
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

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

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes. This exemption is effective through January 31, 2002. The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 1998, 1997 and 1996, respectively, is as follows:

                                                            1998                1997                  1996
                                                        -------------------------------------------------------
Basic                                                   $      0.24           $      0.21           $      0.15
Diluted                                                        0.23                  0.21                  0.15

With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7,500,000 and $12,000,000, respectively, as of September 30, 1998.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  LEASES

The Company occupies office space under noncancelable operating leases which expire in 2006. Initial base rent is $31,069 through 2000 and increases to $31,956, thereafter, payable monthly. The leases contain two renewal options of five years each.

Future minimum lease payments under noncancelable operating leases as of September 30, 1998 are as follows:


Year Ending
September 30,                                            Amount
------------------------------------------------------------------
1999                                                    $  449,363
2000                                                       379,002
2001                                                       386,989
2002                                                       389,651
2003                                                       389,651
Thereafter                                               1,266,367
                                                        ----------
                                                        $3,261,023
                                                        ----------
                                                        ----------

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $359,484, $324,005, and $470,080, for the years ended September 30, 1998, 1997 and 1996, respectively.

NOTE 11.  LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.

There have been no material developments in the Company's legal proceedings, except as set forth below:

     LOEWENWARTER LITIGATION: On November 17, 1998, the Company settled its claims against Ernest D. Loewenwarter & Co. Pursuant to the terms of the settlement agreement, all claims by the Company against Loewenwarter were discontinued in return for a settlement payment.

     UNITED STATES TAX COURT: On November 10, 1998, the United States Tax Court approved a settlement between the Company and the Internal Revenue Service for the Company's years ended September 30, 1993 and 1994. The Company paid a deficiency, net of refunds, of approximately $200,000. The settlement also provided the Company with deductions which were used to reduce taxes in its year ended September 30, 1998. The settlement did not have a material adverse effect on the Company's financial condition or results of operations.

There are no other legal proceedings pending as of September 30, 1998 which the Company believes to be material. Legal proceedings which are pending consist only of matters in the ordinary course of business and taken together are not material.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.  STOCK OPTIONS

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% for the nonqualified options or 100% for the qualified stock options of the fair market value at the date of the grant. As of September 30, 1998, 1,400,000 shares are authorized for issuance under the option plan. Options granted have vesting periods ranging from 3 to 5 years. During the years ended September 30, 1997 and 1996, the Company received a total of $157,500 and $39,000 upon the exercise of stock options for 26,250 and 6,500 shares, respectively. There were no stock options exercised during the year ended September 30, 1998.

The Company applies Accounting Principles Board Opinion Number 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for options granted which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1996, 1997, and 1998. SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

If the Company had elected, beginning in fiscal 1996, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                                 1998                  1997                   1996
                                                           -----------------------------------------------------------
Net income - as reported                                   $   4,713,696          $   4,684,562          $   4,544,798
Net income - pro forma                                         4,538,467              4,602,805              4,463,041
Earnings per common share - as reported (Basic)                     0.95                   0.95                   0.92
Earnings per common share - as reported (Diluted)                   0.95                   0.94                   0.92
Earnings per common share - pro forma (Basic)                       0.91                   0.93                   0.90
Earnings per common share - pro forma (Diluted)                     0.91                   0.92                   0.90

The pro forma effects are determined as if compensation costs were recognized using the fair value based accounting method. The fair values of options granted during 1998 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.75% and 6.3% respectively; expected lives of 10 years; expected volatility of 30% and 31%, respectively; and a zero percent dividend yield.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.  STOCK OPTIONS (CONTINUED)

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30 follows:

                                     --------------------------------------------------------------------------------------
                                                       WEIGHTED                       Weighted                     Weighted
                                     NUMBER             AVERAGE      Number            Average       Number        Average
                                       OF              EXERCISE        of             Exercise         of          Exercise
                                     OPTIONS            PRICE        Options            Price        Options        Price
                                     --------------------------------------------------------------------------------------
Outstanding, beginning               292,000             9.53        402,750             9.57        321,750         9.89
of year
Granted                               60,000             9.06              -             -            87,500         8.13
Exercised                                  -                -        (26,250)            6.00         (6,500)        6.00
Forfeited                                  -                -        (84,500)           10.81              -            -
                                     --------------------------------------------------------------------------------------
Outstanding, end of year             352,000             9.45        292,000             9.53        402,750         9.57
                                     --------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------
Exercisable at end of year           257,000             9.72        239,500             9.83        216,084        10.03
                                     --------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------

The following table summarizes information about the stock options at September 30, 1998:

                                   NUMBER                     NUMBER
                               OUTSTANDING AT             EXERCISABLE AT
                                SEPTEMBER 30,              SEPTEMBER 30,       EXPIRATION
EXERCISE PRICE                       1998                       1998               DATE
---------------------------------------------------------------------------------------------
$ 6.0000                           69,500                     69,500           November 2002
 12.2500                          135,000                    135,000            April 2004
  8.1250                           87,500                     52,500           February 2006
  9.0625                           60,000                          -             May 2008
                               -------------------------------------
                                  352,000                    257,000
                               -------------------------------------
                               -------------------------------------

The exercise price of options granted has been equal to their grant date fair value.

NOTE 13.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has made net sales of approximately $3,170,622, $6,950,000 and $11,060,000 to a certain customer for the years ended September 30, 1998, 1997 and 1996, respectively.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales and operating income from continuing operations for the years ended September 30, 1998, 1997, and 1996 and identifiable assets from continuing operations as of the end of each period classified by geographic area, were as follows:

                                                    U. S. VIRGIN
                                                     ISLANDS AND
                                UNITED STATES        THE BAHAMAS         CONSOLIDATED
                                -----------------------------------------------------
September 30, 1998:
     Net sales                   $62,144,796         $12,951,098         $75,095,894
     Operating income              5,160,075           2,992,950           8,153,025
     Identifiable assets          64,659,348          32,337,682          96,997,030
September 30, 1997:
     Net sales                    64,865,688          13,072,561          77,938,249
     Operating income              5,350,994           2,967,772           8,318,766
     Identifiable assets          63,300,335          32,318,120          95,618,455
September 30, 1996:
     Net sales                    66,052,948          12,143,584          78,196,532
     Operating income              5,673,351           2,613,100           8,286,451
     Identifiable assets          64,030,346          34,283,731          98,314,077

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $7,200,000, $8,900,000 and $7,200,000 for the years ended September 30, 1998, 1997 and
1996.

NOTE 14.  PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all U. S. employees. Contributions to the plan were approximately $669,866, $632,484, and $803,112 for the years ended September 30, 1998, 1997 and 1996, respectively. The Company contributes 6.0% of an employee's total compensation, plus 5.5% of compensation in excess of the social security tax wage base. Employee's compensation in excess of $160,000 shall be disregarded in determining the Company's contribution. Generally, contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets, which are held by a corporate trustee.

NOTE 15.  INVESTMENT IN PREMIER WINE & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wine & Spirits, Ltd., a newly formed wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $1,490,000 for the year ended September 30, 1998. This amount is included in trade receivables as of September 30, 1998. The Company has advanced $770,000 to Premier in 1998. The advances are included in notes receivable (see Note 3).

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     The carrying amounts approximate fair values as of September 30, 1998 and 1997 for cash and cash equivalents, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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

                                             Carrying Amount                              Fair Value
                                        1998                  1997                 1998                 1997
                                     --------------------------------------------------------------------------
Financial assets:
  Notes receivable                   $ 7,241,962          $ 7,805,854          $ 7,165,016          $ 7,650,596
Financial liabilities:
  Long-term debt, including
     interest rate swaps              44,469,077           46,072,824           46,739,257           47,958,078

NOTE 17.  NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                                                 1998                1997               1996
                                                              --------------------------------------------------
Net income                                                    $4,713,696          $4,684,562          $4,544,798
                                                              --------------------------------------------------
                                                              --------------------------------------------------
Determination of shares:
Weighted average number of common shares outstanding           4,949,714           4,943,169           4,919,060
Shares issuable on exercise of stock options, net of
shares assumed to be repurchased                                  35,154              22,996              36,028
                                                              --------------------------------------------------
Average common shares outstanding for diluted
   computation                                                 4,984,868           4,966,165           4,955,088
                                                              --------------------------------------------------
                                                              --------------------------------------------------
Net income per common share:
   Basic                                                      $     0.95          $     0.95          $     0.92
   Diluted                                                          0.95                0.94                0.92

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarter                          First                 Second               Third               Fourth
--------------------------------------------------------------------------------------------------------
                                        (In thousands, except per share and gross margin data)
1998
Net sales                      $   17,741           $   17,679           $   19,792           $   19,884
Gross profit                        5,123                5,220                6,263                5,484
Gross margin                         28.9%                29.5%                31.6%                27.6%
Net income                          1,121                  982                1,327                1,284
Net income per share:
     Basic                           0.23                 0.20                 0.27                 0.26
     Diluted                         0.22                 0.20                 0.27                 0.26

1997
Net sales                      $   18,915           $   17,437           $   22,123           $   19,463
Gross profit                        4,954                5,116                6,085                5,290
Gross margin                         26.2%                29.3%                27.5%                27.2%
Net income                          1,261                  923                1,487                1,014
Net income per share:
     Basic                           0.26                 0.19                 0.30                 0.20
     Diluted                         0.25                 0.19                 0.30                 0.20

1996
Net sales                      $   19,027           $   19,638           $   19,189            $  20,343
Gross profit                        5,089                5,587                4,962                4,131
Gross margin                         26.7%                28.4%                25.9%                20.3%
Net income                          1,491                1,382                1,169                  503
Net income per share:
     Basic                           0.30                 0.28                 0.24                 0.10
     Diluted                         0.30                 0.28                 0.24                 0.10

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's financial condition or results of operations. The Company will adopt SFAS No. 133 as required during its fiscal year 1999.

NOTE 20.  STOCK REPURCHASE PLAN

In September 1998, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's common stock, which represents approximately 2% of the Company's outstanding common stock. For the period from October 1, 1998 through November 25, 1998, the Company repurchased 46,000 shares at a per share cost ranging from $6.87 to $7.00.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Todhunter International, Inc.
West Palm Beach, Florida

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule II for the years ended September 30, 1998, 1997, and 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ McGladrey & Pullen, LLP


West Palm Beach, Florida
November 25, 1998

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DISCONTINUED OPERATIONS

                                                                  Year Ended September 30,
                                                     ----------------------------------------------------
                                                         1998               1997                 1996
                                                     ----------------------------------------------------
Balance, beginning of period                         $       -          $   680,744           $ 2,250,000
   Deductions resulting from realization of
     losses and expenses for discontinued
     operations which were previously
     charged to expense                                      -             (680,744)           (1,569,256)
                                                     ----------------------------------------------------
Balance, end of period                               $       -          $         -               680,744
                                                     ----------------------------------------------------
                                                     ----------------------------------------------------

                           TODHUNTER INTERNATIONAL, INC.
                                 INDEX TO EXHIBITS

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

10.5       Letter Agreement, dated January 1, 1998, between Todhunter
           International, Inc. and A. Kenneth Pincourt, Jr. (12)

10.6 Todhunter International, Inc. 1992 Stock Option Plan, as amended (11)

10.7       Todhunter International, Inc. Defined Contribution Pension Plan (1)

10.8       Lease, dated March 24, 1988, as amended, between Todhunter
           International, Inc. and Especially West Palm Beach, Inc. (1)

10.8(a)    Amendment to Lease, dated January 1, 1997, between Todhunter
           International, Inc. and Florida Acquisition Fund Esperante, Ltd.
           (14)

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

10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (7)

10.14(b)   Modification of Loan Agreement dated as of August 19, 1996, amending
           Loan Agreement dated as of November 22, 1994, as amended (8)

10.14(c)   Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
           (9)

10.14(d)   Fourth modification of Loan Agreement dated as of September 17,
           1998, amending Loan Agreement dated as of November 22, 1994 (14)

10.15      Renewal Revolving Credit Note dated as of September 17, 1998 (14)

10.17      Letter Agreement dated as of January 1, 1998, between Todhunter
           International, Inc. and Jay S. Maltby (12)

11.1       Statement of Computation of Per Share Earnings (13)

21.1       Subsidiaries of Todhunter International, Inc. (5)

23.1       Consent of McGladrey & Pullen, LLP (14)

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

(12) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31 1998.

(13) Filed herewith and incorporated herein by reference to Note 17 of notes to consolidated financial statements, included in Item 14 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(14) Filed herewith.