Form 10-Q
period 1998-12-31
TODHUNTER INTERNATIONAL INC
filed 1999-02-12
CIK 98544

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended December 31, 1998      Commission File No. 1-13453
                         -----------------                          -------

                           TODHUNTER INTERNATIONAL, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            DELAWARE                                     59-1284057
-------------------------------------------------------------------------------
(State or other jurisdiction of                         IRS employer
incorporation or organization)                      identification No.

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL       33401
-------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:  (561) 655-8977


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

Yes  X   No
   ----     ----

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 5, 1999 was 4,893,714.

                         TODHUNTER INTERNATIONAL, INC.

                                    INDEX

                                                                 Page No.
                                                                 --------
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Balance Sheets -
                 December 31, 1998 and September 30, 1998               1

                 Consolidated Statements of Income -
                 Three Months Ended December 31, 1998 and 1997          3

                 Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 1998 and 1997          4

                 Notes to Consolidated Financial Statements             6

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9

         Item 3  Quantitative and Qualitative Disclosures
                 About Market Risk                                     16


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

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS

                                              December 31,        September 30,
                                                  1998                1998
                                              -----------         ------------
                                              (Unaudited)               *
          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   5,615,338       $  5,629,016
  Trade receivables                                9,894,595         11,623,197
  Other receivables                                2,421,083          2,237,397
  Inventories                                     23,675,473         23,423,573
  Notes receivable, current maturities             4,910,558          1,503,675
  Deferred income taxes                            1,036,750          1,011,000
  Other current assets                             1,032,396          1,000,192
                                               -------------       ------------
    Total current assets                          48,586,193         46,428,050
                                               -------------       ------------
LONG-TERM NOTES  RECEIVABLE,
  less current maturities                          2,588,287          5,738,287
                                               -------------       ------------

PROPERTY AND EQUIPMENT                            73,828,527         73,544,945
  Less accumulated depreciation                   33,012,085         32,017,543
                                               -------------       ------------
                                                  40,816,442         41,527,402
                                               -------------       ------------

PROPERTY HELD FOR LEASE                            2,546,793          2,527,453
  Less accumulated depreciation                    1,176,981          1,139,746
                                               -------------       ------------
                                                   1,369,812          1,387,707
                                               -------------       ------------

GOODWILL, less accumulated amortization              381,237            389,423
                                               -------------       ------------
OTHER ASSETS                                       1,509,819          1,526,161
                                               -------------       ------------
                                               $  95,251,790       $ 96,997,030
                                               -------------       ------------
                                               -------------       ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS


                                               December 31,       September 30,
                                                   1998               1998
                                               ------------       -----------
                                               (Unaudited)              *
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt         $  8,445,915       $  1,888,133
   Accounts payable                                3,329,318          3,417,615
   Accrued interest expense                          504,617          1,261,542
   Other accrued expenses                            661,723          2,054,188
                                                ------------       ------------
     Total current liabilities                    12,941,573          8,621,478

LONG-TERM DEBT, less current maturities           36,027,959         42,580,944

DEFERRED INCOME TAXES                              4,627,000          4,685,000

OTHER LIABILITIES                                    105,639            105,539
                                                ------------       ------------
                                                  53,702,171         55,992,961
                                                ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares,
    no shares issued                                      --                 --
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    4,949,714 December 31, 1998 and
    September 30, 1998;                               49,497             49,497
  Additional paid-in capital                      11,945,777         11,945,777
  Retained earnings                               29,960,420         29,008,795
                                                ------------       ------------
                                                  41,955,694         41,004,069
  Less cost of 56,000 shares of treasury
   stock                                            (406,075)                --
                                                ------------       ------------
                                                  41,549,619         41,004,069
                                                ------------       ------------
                                                $ 95,251,790     $   96,997,030
                                                ------------       ------------
                                                ------------       ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                           TODHUNTER INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)



                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                               1998             1997
                                                           ------------     ------------
Sales                                                      $ 26,263,817     $ 26,360,592
  Less excise taxes                                           9,722,895        8,619,370
                                                           ------------     ------------
  Net Sales                                                  16,540,922       17,741,222
Cost of goods sold                                           11,184,277       12,618,571
                                                           ------------     ------------
  Gross profit                                                5,356,645        5,122,651
Selling, general and administrative expenses                  3,591,590        3,658,902
                                                           ------------     ------------
  Operating income                                            1,765,055        1,463,749
                                                           ------------     ------------

Other income (expense):
  Interest income                                               156,686          184,630
  Interest expense                                             (923,832)      (1,007,445)
  Equity in losses of equity investee                           (15,348)              --
  Other, net                                                    162,742          521,424
                                                           ------------     ------------
                                                               (619,752)        (301,391)
                                                           ------------     ------------
Income before income taxes                                    1,145,303        1,162,358
                                                           ------------     ------------

Income tax expense (benefit):
  Current                                                       277,428            6,923
  Deferred                                                      (83,750)          34,000
                                                           ------------     ------------
                                                                193,678           40,923
                                                           ------------     ------------
  Net income                                               $    951,625     $  1,121,435
                                                           ------------     ------------
                                                           ------------     ------------
Earnings per common share:
  Basic                                                    $       0.19     $       0.23
                                                           ------------     ------------
                                                           ------------     ------------
  Diluted                                                  $       0.19     $       0.22
                                                           ------------     ------------
                                                           ------------     ------------

Common shares and equivalents outstanding:
  Basic                                                       4,917,051        4,949,714
                                                           ------------     ------------
                                                           ------------     ------------
  Diluted                                                     4,930,201        4,995,387
                                                           ------------     ------------
                                                           ------------     ------------


See Notes to Consolidated Financial Statements.

                            TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                             Three Months Ended December 31,
                                                             -------------------------------
                                                                   1998           1997
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $   951,625      $ 1,121,435
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                  1,078,228        1,031,947
   Amortization                                                     23,527           23,527
   (Gain) on sale of property and equipment                        (28,285)              --
   Equity in losses of equity investee                              15,348               --
   Deferred income taxes                                           (83,750)          34,000
   Changes in assets and liabilities:
   (Increase) decrease in:
     Receivables                                                 1,544,916        1,142,636
     Inventories                                                  (251,900)      (2,091,794)
     Other current assets                                          (32,204)         (11,746)
   Increase (decrease) in:
     Accounts payable                                              (88,297)      (1,167,004)
     Accrued interest expense                                     (756,925)        (954,461)
     Other accrued expenses                                     (1,392,465)         648,554
     Other liabilities                                                 100           39,247
                                                               -----------        ---------
Net cash provided by (used in) operating activities                979,918         (183,659)
                                                               -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                      37,030               --
  Principal payments received on notes receivable                  375,783          443,376
  Purchase of property and equipment                              (358,118)        (586,853)
  Disbursements for notes receivable                              (632,666)         (16,000)
  Purchase of minority interest                                          -         (354,470)
  (Increase) decrease in other assets                              (14,347)          11,509
                                                               -----------        ---------
      Net cash (used in) investing activities                    $(592,318)       $(502,438)
                                                               -----------        ---------


                           TODHUNTER INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)


                                                             Three Months Ended December 31,
                                                           ----------------------------------
                                                                 1998              1997
                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                          $   497,015       $   1,666,652
   Purchase of treasury stock                                   (406,075)                 --
   Principal payments on long-term borrowings                   (492,218)         (1,461,090)
                                                             -----------       -------------
   Net cash provided by (used in) financing activities          (401,278)            205,562
                                                             -----------       -------------
   Net (decrease) in cash and cash equivalents                   (13,678)           (480,535)

Cash and cash equivalents:
   Beginning                                                   5,629,016           4,904,804
                                                             -----------       -------------
   Ending                                                     $5,615,338       $   4,424,269
                                                             -----------       -------------
                                                             -----------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest                                                 $1,680,757       $   1,961,906
                                                             -----------       -------------
                                                             -----------       -------------
     Income taxes                                             $   51,063       $      12,107
                                                             -----------       -------------
                                                             -----------       -------------



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

Note 2.   Inventories

The major components of inventories are:

                                      December 31,       September 30,
                                          1998                1998
                                      ------------       -------------
                                      (Unaudited)

 Finished goods                        $15,536,145         $15,794,672
 Work in process                           896,864             355,659
 Raw materials and supplies              7,242,464           7,273,242
                                       -----------         -----------
                                       $23,675,473         $23,423,573
                                       -----------         -----------
                                       -----------         -----------

                                    (Unaudited)



Note 3.   Financing Arrangements

Long-term debt consists of the following as of December 31, 1998.


Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
    October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
    $3,400,000 on October 30, 2003 and 2004, unsecured (1)                    $34,000,000

Revolving credit note of $15,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one-month
   London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 2001.  The maximum amount which can be drawn on the revolving note is based on the borrowing
   base as specified in the agreement, unsecured                                6,827,959

Bank note payable, interest is calculated based upon a floating rate of
   2.5% above the one-month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery
   and trade receivables in the Virgin Islands (2)                              3,000,000

Note payable, interest at 7.5%, principal and interest payments
   required through 1999                                                          645,915
                                                                               ----------
                                                                               44,473,874
 Less current maturities                                                        8,445,915
                                                                               ----------
                                                                              $36,027,959
                                                                               ----------
                                                                               ----------


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

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of December 31, 1998.

Note 4.   Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.


                                              Three Months Ended December 31
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
Net income                                     $  951,625        $1,121,435
                                               ----------        ----------
                                               ----------        ----------
Determination of shares:
  Weighted average number of
    common shares outstanding                   4,917,051         4,949,714
  Shares issuable on exercise
    of stock options, net of shares
    assumed to be purchased out of proceeds        13,150            45,673
                                               ----------        ----------
  Average common shares outstanding for
    diluted computation                         4,930,201         4,995,387
                                               ----------        ----------
                                               ----------        ----------

Earnings per common share
  Basic                                             $0.19             $0.23
                                               ----------        ----------
                                               ----------        ----------
  Diluted                                           $0.19             $0.22
                                               ----------        ----------
                                               ----------        ----------



The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The impact of this benefit on the Company's earnings per share was $0.05 and $0.08 for the three months ended December 31, 1998 and December 31, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company produces and supplies brandy, rum, wine and spirits to beverage alcohol manufacturers; bottles beverage alcohol and other beverages on a contract basis; produces a line of value-priced spirits; produces, imports and markets premium branded spirits; and produces vinegar, cooking wine and other alcohol-related products.

     BULK ALCOHOL PRODUCTS. The Company distills citrus brandy, citrus and cane spirits and rum, produces fortified citrus wine, and sells these products to over 40 producers of beverage alcohol in the United States and internationally. The Company also purchases grain alcohol from several suppliers located in the Midwest and resells it, primarily to export customers. Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified with citrus spirits to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's premium branded spirits and value-priced spirits line.

     VALUE-PRICED SPIRITS. The Company produces, bottles and sells a complete line of spirits under its own proprietary labels and under the private labels of major retailers of liquor located in the Southeast. These products currently include rum, gin, vodka, tequila, cordials and various whiskies. The Company also produces and sells distilled spirits in the U.S. Virgin Islands. The Company distills and ages its own rum, but generally produces its other spirits from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product.

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

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from November to June, corresponding to the Florida citrus-harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of these changes on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year ended September 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position. The Company will adopt SFAS No. 133 as required during its fiscal year ended September 30, 1999.

YEAR 2000 ISSUEs

     Until recently, computer programs generally were written using two digits rather than four to define the applicable year. Accordingly, programs may recognize a date using "00" as the year 1900 instead of as the year 2000. This problem may affect the Company's information technology systems (IT systems), such as financial, order entry, inventory control and forecasting systems, and non-IT systems that contain computer chips, such as production equipment and security systems. It may also affect the technology systems of third party vendors and customers, and of governmental entities upon which the Company's business ordinarily relies.

     The Company is addressing the Year 2000 issues in three phases: assessment, design of appropriate remediation, and implementation. For its IT systems, the Company has substantially completed the assessment and remediation design phases and is in the implementation phase, which consists of replacing or repairing non- compliant systems, testing the new systems and training employees to use them. The Company expects to complete the implementation phase by September 1999. Also, the Company has begun assessing the Year 2000 compliance of its non-IT systems and expects to complete this assessment by June 1999. The Company plans to complete the design and implementation of any remediation necessary with respect to these non-IT systems by September 1999. In addition, the Company is assessing the Year 2000 preparedness of important customers and suppliers and is monitoring their remediation efforts.

     The total cost of Year 2000 issues is currently estimated at approximately $900,000, including internal costs of approximately $260,000. Of the total estimated cost, approximately $750,000 will be attributable to new systems and thus capitalized. The remaining $150,000 will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through December 31, 1998, the Company has incurred approximately $300,000, of which $280,000 has been capitalized and $20,000 has been expensed.

     The Company expects to manage the Year 2000 issues in a timely manner and, based on its efforts to date, believes that substantial disruptions in business operations due to Year 2000 non-compliance of systems are unlikely. However, it is not possible to anticipate all possible future outcomes, especially since third parties are involved. Thus, there could be circumstances in which the Company would be unable to process customer orders, produce or ship products, invoice customers, collect payments, receive customary governmental approvals or authorizations as they relate to our business, or perform other normal business activities. To address these risks, the Company has begun and intends to continue developing contingency plans designed to mitigate potential disruptions in operations, including stockpiling raw materials and finished goods, identifying alternative sources of supplies, creating back-up order processing and invoicing procedures, and other appropriate measures. The Company expects to complete development and testing of these contingency plans by September 1999.

     The costs, expected completion dates and risks described above represent management's best estimates. However, there can be no guarantee that these estimates will prove to be accurate. Actual results could differ significantly. If the Company does not successfully complete anticipated replacements and other remediation to IT systems, if unanticipated disruptions in non-IT systems occur, or if significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, operations or financial results could be adversely affected in the future.

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

                                            THREE MONTHS ENDED
                                                DECEMBER 31,
                                            -------------------
                                             1998         1997
                                            ------       ------
    Net sales                               100.0%        100.0%
    Cost of goods sold                       67.6          71.1
                                            -----         -----
    Gross margin                             32.4          28.9
    Selling, general and
      administrative expenses                21.7          20.6
                                            -----         -----
    Operating income                         10.7           8.3
    Interest expense                         (5.6)         (5.7)
    Other income (expense), net               1.8           4.0
                                            -----         -----
    Income before income taxes                6.9           6.6
    Income tax expense                       (1.1)         (0.3)
                                            -----         -----
    Net income                                5.8%          6.3%
                                            -----         -----
                                            -----         -----


                                        THREE MONTHS ENDED
                                           DECEMBER 31,
                                    ------------------------     % CHANGE
                                       1998         1997           98/97
                                    ----------    ---------      ---------
                                            (IN THOUSANDS)

    Bulk alcohol products           $    6,253   $    7,210         (13.3)
    Premium branded spirits              2,361        2,128          10.9
    Value-priced spirits                 2,988        2,789           7.1
    Contract bottling                    1,100        1,358         (19.0)
    Vinegar and cooking wine             2,514        2,585          (2.7)
    Other                                1,325        1,671         (20.7)
                                    ----------  -----------        ------
                                    $   16,541  $    17,741          (6.8)
                                    ----------  -----------        ------
                                    ----------  -----------        ------


The following table provides unit sales volume data for certain Company products.


                                        THREE MONTHS ENDED DECEMBER 31,
                                        --------------------------------    % Change
                                            1998                1997          98/97
                                         ----------         ----------     ------------
                                                (IN THOUSANDS)

Bulk alcohol products:
  Distilled products, in proof gallons
    Citrus brandy                             306                 403          (24.0)
    Citrus spirits                            227                 172           32.4
    Rum                                     1,049               1,045            0.3
    Cane spirits                              138                 117           17.6
    Grain alcohol                             219               1,077          (79.6)
  Fortified citrus wine, in gallons         1,735               1,522           14.0
Premium branded spirits, in cases              51                  47            8.3
Value-priced spirits, in cases                236                 221            6.5
Contract bottling, in cases                   469                 628          (25.4)
Vinegar
  Bulk, in 100 grain gallons                1,094               1,131           (3.3)
  Cases                                       113                 128          (12.0)
  Drums, in 100 grain gallons                 161                 166           (2.6)
Cooking Wine
  Bulk, in gallons                             28                  20           36.7
  Cases                                        64                  73          (12.3)



     THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997. Unless otherwise noted, references to 1998 represent the three month period ending December 31, 1998 and references to 1997 represent the three month period ending December 31, 1997.

     NET SALES. Net sales were $16.5 million in 1998, a decrease of 6.8% from net sales of $17.7 million in 1997.

     Net sales of bulk alcohol products were $6.3 million in 1998, a decrease of 13.3% from net sales of $7.2 million in 1997. Unit sales of citrus brandy decreased 24.0% in 1998, primarily due to increased competition. Unit sales of citrus brandy have also declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 32.4% in 1998, due to increased business with new and existing customers. Unit sales of rum increased 0.3% in 1998. Unit sales of cane spirits increased 17.6% in 1998, due to the timing of customer orders. Unit sales of grain alcohol decreased 79.6% in 1998. Export sales of grain alcohol to Eastern Europe and Russia have decreased due to the economic crisis in that region. Management cannot predict whether or when sales of grain alcohol will return to historical levels. Unit sales of fortified citrus wine increased 14.0% in 1998, due to the timing of customer orders.

     Net sales of premium branded spirits were $2.4 million in 1998, an increase of 10.9% from net sales of $2.1 million in 1997. Sales increases reflect the continued expansion by the Company of its distribution network and the success of its Cruzan flavored rums.

     Net sales of value-priced spirits were $3.0 million in 1998, an increase of 7.1% from net sales of $2.8 million in 1997. Value-priced spirits volume increased 6.5% due to increased business with private label customers. Management expects the Company's private label business to increase as its private label customers expand by adding new locations and through acquisitions.

     Net sales of contract bottling services were $1.1 million in 1998, a decrease of 19.0% from net sales of $1.4 million in 1997. The Company's contract bottling volume decreased 25.4% in 1998. The decrease in volume is due to both the timing of customer orders and the loss of bottling customers due to price competition. For the Company's fiscal year ended September 30, 1998, the amount of bottling business with these customers amounted to 9.5% of total contract bottling volume.

     Net sales of vinegar and cooking wine were $2.5 million in 1998, a decrease of 2.7% from net sales of $2.6 million in 1997. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $5.4 million in 1998, an increase of 4.6% from gross profit of $5.1 million in 1997. Gross margin increased to 32.4% in 1998 from 28.9% in 1997. The improvement in gross margin is primarily attributable to reduced raw material cost in the Company's domestic distilling operations, reduced manufacturing overhead and a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.6 million in 1998, a decrease of 1.8% from $3.7 million in 1997. Selling, general and administrative expenses were 21.7% of net sales in 1998 and 20.6% in 1997. The net decrease in selling, general and administrative expenses in 1998, is primarily attributable to (1) increased marketing expenses and new employees related to the Company's efforts in increasing its distribution network for its premium branded spirits, offset by (2) reduced litigation costs.

     INTEREST INCOME. The Company earns interest on its cash investments and notes receivable. The decrease in interest income in 1998 is due to decreased amounts of notes receivable.

     INTEREST EXPENSE. Interest expense was $.9 million in 1998 and $1.0 million in 1997. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1998 as compared to 1997.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary. The Company had a non-recurring gain of $.4 million in 1997.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 16.9% in 1998 and 3.5% in 1997. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes. Also, in 1997 the Company amended its 1993, 1994 and 1995 federal income tax returns which resulted in loss carryforwards available in 1997 and a request for a refund of income tax previously paid.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and the subsequent receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's balance on its line of credit varies during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling operations. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

     OPERATING ACTIVITIES

     Net cash provided by operating activities in 1998 was $1.0 million, which resulted from $2.0 million in net income adjusted for noncash items, less $1.0 million representing the net change in operating assets and operating liabilities during 1998. The net change in operating assets and operating liabilities resulted from normal payments of accrued expenses that existed as of September 30, 1998. Receivables decreased during 1998 due to a decrease in sales compared to the fourth quarter of fiscal 1998.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities in 1998 was $.6 million, which resulted primarily from $.4 million of capital expenditures. Payments received on notes receivable of $.4 million were offset by new notes issued of $.6 million.

     Net cash used in financing activities in 1998 was $.4 million, which resulted from the repurchase of the Company's common stock. Principal payments on long-term debt of $.5 million, were offset by a $.5 million increase in the Company's line of credit. On September 22, 1998, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's common stock, either in open market or private transactions. The Company expects to complete its repurchase plan during the Company's fiscal year ending September 30, 1999. As of December 11, 1998, the Company has repurchased 56,000 shares for $406,075, or at an average cost of $7.25 per share.

     At September 30, 1998, the Company had an unsecured bank line of credit of $15 million, which expires November 1, 2001. The first $4 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $4 million bear interest at the prime rate. The borrowings under this line were $6.8 million at December 31, 1998. Borrowings in excess of $10 million are subject to a borrowing base related to inventories and receivables. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and minimum fixed charge, interest coverage and current ratios. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at December 31, 1998.

     The Company's total debt was $44.5 million as of December 31, 1998, and its ratio of debt to equity was 1.1 to 1.

     With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for income taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7.5 million and $12 million, respectively, as of September 30, 1998. See
Note 9 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, for additional information on income taxes related to these subsidiaries.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT INDEX

 3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
 3.2      Amended and Restated By-Laws of Todhunter International, Inc. (9)
 4.1      Form of Todhunter International, Inc. Common Stock Certificate (1)
10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc. (1)
10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
10.5 Letter Agreement, dated January 1, 1998, between Todhunter International, Inc. and A. Kenneth Pincourt, Jr. (11)
10.6      Todhunter International, Inc. 1992 Stock Option Plan, as amended (10)
10.7      Todhunter International, Inc. Defined Contribution Pension Plan (1)
10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd. (12)
10.10 Loan Agreement dated as of January 31, 1994, between Virgin Islands Rum Industries, Ltd. and First Union National Bank of Florida (3)
10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (5)
10.12 Guaranteed Subordinated Note Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer Industries, Inc. and certain shareholders thereof (2)
10.13 Note Purchase Agreement dated as of October 30, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and certain purchasers (3)
10.13(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (6)
10.14 Loan Agreement dated as of November 22, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and First Union National Bank of Florida (3)
10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (6)
10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (7)
10.14(c) Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (8)
10.14(d) Fourth modification of Loan Agreement dated as of September 17, 1998, amending Loan Agreement dated as of November 22, 1994 (12)
10.15     Renewal Revolving Credit Note dated as of September 17, 1998 (12)
10.17 Letter Agreement dated as of January 1, 1998, between Todhunter International, Inc. and Jay S. Maltby (11)
 11.1     Statement of Computation of Per Share Earnings (13)
 21.1     Subsidiaries of Todhunter International, Inc. (4)
 23.1     Consent of McGladrey & Pullen, LLP (12)
 27.1     Financial Data Schedule (14)


(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-50848).

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K for August 5, 1994, as amended.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31 1998.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(13) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(14) Filed herewith.


     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 1999                /s/ A. Kenneth Pincourt, Jr.
                                       --------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer


Date: February 11, 1999                /s/ Troy Edwards
                                       --------------------------------
                                        Troy Edwards
                                        Chief Financial Officer,
                                        Treasurer and Controller