Form 10-Q
period 1999-03-31
TODHUNTER INTERNATIONAL INC
filed 1999-05-14
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31, 1999            Commission File No. 1-13453
                      ---------------                                -------


                          TODHUNTER INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                           59-1284057
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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 7, 1999 was 4,850,514.

                         TODHUNTER INTERNATIONAL, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I    FINANCIAL INFORMATION

          Item 1  Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1999 and September 30, 1998                                       1

                  Consolidated Statements of Income -
                  Six and Three Months Ended March 31, 1999 and 1998                          3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended March 31, 1999 and 1998                                    4

                  Notes to Consolidated Financial Statements                                  6

          Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   9

          Item 3  Quantitative and Qualitative Disclosures About Market Risk                 17


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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,              September 30,
                                                                        1999                     1998
                                                                  ----------------         -----------------
                                                                   (Unaudited)                       *
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     6,809,978         $   5,629,016
  Trade receivables                                                     11,953,938            11,623,197
  Other receivables                                                      1,932,790             2,237,397
  Inventories                                                           24,989,841            23,423,573
  Notes receivable, current maturities                                   4,868,946             1,503,675
  Deferred income taxes                                                  1,062,500             1,011,000
  Other current assets                                                   1,206,489             1,000,192
                                                                   ---------------         ---------------
    Total current assets                                                52,824,482            46,428,050
                                                                   ---------------         ---------------

LONG-TERM NOTES RECEIVABLE,
 less current maturities                                                 3,130,442             5,738,287
                                                                   ---------------         ---------------

PROPERTY AND EQUIPMENT                                                  74,312,202            73,544,945
  Less accumulated depreciation                                         33,963,240            32,017,543
                                                                   ---------------         ---------------
                                                                        40,348,962            41,527,402
                                                                   ---------------         ---------------

PROPERTY HELD FOR LEASE                                                    683,823             2,527,453
  Less accumulated depreciation                                            343,240             1,139,746
                                                                   ---------------         ---------------
                                                                           340,583             1,387,707
                                                                   ---------------         ---------------

GOODWILL, less accumulated amortization                                    373,051               389,423
                                                                   ---------------         ---------------
OTHER ASSETS                                                             1,792,940             1,526,161
                                                                   ---------------         ---------------
                                                                   $    98,810,460         $  96,997,030
                                                                   ---------------         ---------------
                                                                   ---------------         ---------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,                September 30,
                                                                               1999                      1998
                                                                       --------------------       -------------------
                                                                           (Unaudited)                        *
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term debt                                   $        8,203,697          $        1,888,133
  Accounts payable                                                                5,045,822                   3,417,615
  Accrued interest expense                                                        1,261,542                   1,261,542
  Other accrued expenses                                                            852,440                   2,054,188
                                                                         ------------------          ------------------
    Total current liabilities                                                    15,363,501                   8,621,478

LONG-TERM DEBT, less current maturities                                          36,019,565                  42,580,944

DEFERRED INCOME TAXES                                                             4,569,500                   4,685,000

OTHER LIABILITIES                                                                   295,586                     105,539
                                                                         ------------------          ------------------
                                                                                 56,248,152                  55,992,961
                                                                         ------------------          ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
   2,500,000 shares, no shares issued                                                  -                           -
  Common stock, par value  $.01 per share; authorized
   10,000,000 shares; issued March 31, 1999 and
   September 30, 1998 4,949,714                                                      49,497                      49,497
  Additional paid-in capital                                                     11,945,777                  11,945,777
  Retained earnings                                                              31,224,922                  29,008,795
                                                                         ------------------          ------------------
                                                                                 43,220,196                  41,004,069
  Less cost of 88,500 shares of treasury stock                                     (657,888)                       -
                                                                         ------------------          ------------------
                                                                                 42,562,308                  41,004,069
                                                                         ------------------          ------------------
                                                                         $       98,810,460          $       96,997,030
                                                                         ------------------          ------------------
                                                                         ------------------          ------------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Six Months Ended March 31,                    Three Months Ended March 31,
                                              ----------------------------------------       --------------------------------------
                                                    1999                   1998                    1999                   1998
                                              -----------------     ------------------       ---------------        ---------------

Sales                                         $      54,355,721     $       53,829,374       $    28,091,904        $    27,468,782
    Less excise taxes                                18,783,716             18,409,169             9,060,821              9,789,799
                                              -----------------     ------------------       ---------------        ---------------
    Net Sales                                        35,572,005             35,420,205            19,031,083             17,678,983
Cost of goods sold                                   24,109,311             25,077,882            12,925,034             12,459,311
                                              -----------------     ------------------       ---------------        ---------------
    Gross profit                                     11,462,694             10,342,323             6,106,049              5,219,672

Selling, general and administrative
  expenses                                            7,346,031              6,909,479             3,754,441              3,250,577
                                              -----------------     ------------------       ---------------        ---------------
    Operating income                                  4,116,663              3,432,844             2,351,608              1,969,095
                                              -----------------     ------------------       ---------------        ---------------

Other income (expense):
    Interest income                                     332,947                342,016               176,261                157,386
    Interest expense                                 (1,859,024)            (1,985,943)             (935,192)              (978,498)
    Equity in losses of equity investee                (102,948)                  -                  (87,600)                  -
    Other, net                                          427,009                659,273               264,267                137,849
                                              -----------------     ------------------       ---------------        ---------------
                                                     (1,202,016)              (984,654)             (582,264)              (683,263)
                                              -----------------     ------------------       ---------------        ---------------

Income before income taxes                            2,914,647              2,448,190             1,769,344              1,285,832
                                              -----------------     ------------------       ---------------        ---------------

Income tax expense (benefit):
    Current                                             865,520                276,307               588,092                269,384
    Deferred                                           (167,000)                68,000               (83,250)                34,000
                                              -----------------     ------------------       ---------------        ---------------
                                                        698,520                344,307               504,842                303,384
                                              -----------------     ------------------       ---------------        ---------------

Net income                                    $       2,216,127     $        2,103,883       $     1,264,502        $       982,448
                                              -----------------     ------------------       ---------------        ---------------
                                              -----------------     ------------------       ---------------        ---------------

Earnings per common share:
    Basic                                     $            0.45     $             0.43       $          0.26        $          0.20
                                              -----------------     ------------------       ---------------        ---------------
                                              -----------------     ------------------       ---------------        ---------------
    Diluted                                   $            0.45     $             0.42       $          0.26        $          0.20
                                              -----------------     ------------------       ---------------        ---------------
                                              -----------------     ------------------       ---------------        ---------------


Common shares and equivalents outstanding:
    Basic                                             4,900,027              4,949,714             4,882,625              4,949,714
                                              -----------------     ------------------       ---------------        ---------------
                                              -----------------     ------------------       ---------------        ---------------
    Diluted                                           4,914,179              4,991,716             4,897,787              4,987,404
                                              -----------------     ------------------       ---------------        ---------------
                                              -----------------     ------------------       ---------------        ---------------

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended March 31,
                                                                       -----------------------------------------
                                                                              1999                   1998
                                                                       -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $         2,216,127     $       2,103,883
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                 2,178,666             2,064,811
    Amortization                                                                    47,054                47,054
    (Gain) on sale of property and equipment                                      (268,174)               (1,989)
    Equity in losses of equity investee                                            102,948                  -
    Deferred income taxes                                                         (167,000)               68,000
    Changes in assets and liabilities:
    (Increase) decrease in:
      Receivables                                                                  (26,134)              395,218
      Inventories                                                               (1,566,268)           (3,419,254)
      Other current assets                                                        (206,297)              142,832
    Increase (decrease) in:
      Accounts payable                                                           1,628,207              (914,398)
      Accrued interest expense                                                        -                 (212,592)
      Other accrued expenses                                                    (1,201,748)              492,817
      Other liabilities                                                            190,047              (179,953)
                                                                        ------------------      ----------------
  Net cash provided by operating activities                                      2,927,428               586,429
                                                                        ------------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                     456,945                11,500
  Principal payments received on notes receivable                                  725,240               785,402
  Purchase of property and equipment                                              (991,873)           (1,315,846)
  Disbursements for notes receivable                                              (632,666)              (46,510)
  Purchase of minority interest                                                       -                 (354,470)
  (Increase) decrease in other assets                                             (400,409)              153,645
                                                                        ------------------      ----------------
    Net cash used in investing activities                               $         (842,763)     $       (766,279)
                                                                        ------------------      ----------------

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                               Six Months Ended March 31,
                                                                       -----------------------------------------
                                                                              1999                    1998
                                                                       -------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                     $         1,238,621     $         890,953
  Purchase of treasury stock                                                      (657,888)                 -
  Principal payments on long-term borrowings                                    (1,484,436)           (2,203,308)
                                                                       -------------------     -----------------
  Net cash used in financing activities                                           (903,703)           (1,312,355)
                                                                       -------------------     -----------------
  Net increase (decrease) in cash and cash equivalents                           1,180,962            (1,492,205)
Cash and cash equivalents:
  Beginning                                                                      5,629,016             4,904,804
                                                                       -------------------     -----------------
  Ending                                                               $         6,809,978     $       3,412,599
                                                                       -------------------     -----------------
                                                                       -------------------     -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash payments for:
    Interest                                                           $         1,859,024     $       2,198,535
                                                                       -------------------     -----------------
                                                                       -------------------     -----------------
    Income taxes                                                       $           830,564     $         142,107
                                                                       -------------------     -----------------
                                                                       -------------------     -----------------

SUPPLEMENTAL DISCLOSURES OF NON CASH
TRANSACTIONS

  Property and equipment exchanged for note receivable                 $           850,000     $            -
                                                                       -------------------     -----------------
                                                                       -------------------     -----------------

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, except where otherwise indicated, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information of the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

Note 2. Inventories

The major components of inventories are:

                                              March 31, 1999              September 30, 1998
                                          --------------------          ----------------------
                                               (Unaudited)
Finished goods                            $         16,478,237          $           15,794,672
Work in process                                      1,416,678                         355,659
Raw materials and supplies                           7,094,926                       7,273,242
                                          --------------------          ----------------------
                                          $         24,989,841          $           23,423,573
                                          --------------------          ----------------------
                                          --------------------          ----------------------

                                   (Unaudited)

Note 3. Financing Arrangements

Long-term debt consists of the following as of March 31, 1999.

Senior notes, interest payable semiannually at 8.905%, principal payments of
  $6,800,000 on October 30, 1999, $7,933,333 on October 30, 2000 and 2001,
  $4,533,334 on October 30, 2002 and $3,400,000 on October 30, 2003 and 2004,
  unsecured (1)                                                                           $     34,000,000


Revolving credit note of $15,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one-month London Interbank Offered Rate
  ("LIBOR") for Eurodollar loans, principal is due in full November 1, 2001. The maximum amount which can be drawn on the revolving note is based on the
  borrowing base as specified in the agreement, unsecured                                        7,569,565

Bank note payable, interest is calculated based upon a floating rate of 2.5%
  above the one-month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery and trade receivables
  in the Virgin Islands (2)                                                                      2,250,000

Note payable, interest at 7.5%, principal and interest payments required
  through 1999                                                                                     403,697
                                                                                          ----------------

                                                                                                44,223,262
Less current maturities                                                                          8,203,697
                                                                                          ----------------

                                                                                          $     36,019,565
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

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of March 31, 1999.

Note 4. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                  Six Months Ended March 31,           Three Months Ended March 31,
                                               --------------------------------     ----------------------------------
                                                     1999             1998                1999                1998
                                               ---------------   --------------     ----------------    --------------
Net income                                     $     2,216,127   $    2,103,883     $      1,264,502    $      982,448
                                               ---------------   --------------     ----------------    --------------
                                               ---------------   --------------     ----------------    --------------
Determination of shares:
   Weighted average number of
      common shares outstanding                      4,900,027        4,949,714            4,882,625         4,949,714
   Shares issuable on exercise
      of stock options, net of shares
      assumed to be purchased out of
      proceeds                                          14,152           42,002               15,162            37,690
                                               ---------------   --------------     ----------------    --------------
   Average common shares outstanding
      for diluted computation                        4,914,179        4,991,716            4,897,787         4,987,404
                                               ---------------   --------------     ----------------    --------------
                                               ---------------   --------------     ----------------    --------------

Earnings per common share
Basic                                          $          0.45   $         0.43     $           0.26    $         0.20
                                               ---------------   --------------     ----------------    --------------
                                               ---------------   --------------     ----------------    --------------
Diluted                                        $          0.45   $         0.42     $           0.26    $         0.20
                                               ---------------   --------------     ----------------    --------------
                                               ---------------   --------------     ----------------    --------------

The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The impact of this benefit on the Company's earnings per share was $0.10 and $0.05 for the six and three months ended March 31, 1999 and $0.13 and $0.05 for the six and three months ended March 31, 1998.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position. The Company will adopt SFAS No. 133 as required during its fiscal year ended September 30, 1999.

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

         The Company is addressing the Year 2000 issues in three phases: assessment, design of appropriate remediation, and implementation. For its IT systems, the Company has substantially completed the assessment and remediation design phases and is in the implementation phase, which consists of replacing or repairing non-compliant systems, testing the new systems and training employees to use them. The Company expects to complete the implementation phase by September 1999. The Company has recently completed the assessment and testing of its non-IT systems and has determined that its non-IT systems are Year 2000 compliant. In addition, the Company is assessing the Year 2000 preparedness of important customers and suppliers and is monitoring their remediation efforts.

         The total cost of Year 2000 issues is currently estimated at approximately $900,000, including internal costs of approximately $260,000. Of the total estimated cost, approximately $750,000 will be attributable to new systems and thus capitalized. The remaining $150,000 will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through March 31, 1999, the Company has incurred approximately $390,000, of which $360,000 has been capitalized and $30,000 has been expensed.

         The Company expects to manage the Year 2000 issues in a timely manner and, based on its efforts to date, believes that substantial disruptions in business operations due to Year 2000 non-compliance of systems are unlikely. However, it is not possible to anticipate all possible future outcomes, especially since third parties are involved. Thus, there could be circumstances in which the Company would be unable to process customer orders, produce or ship products, invoice customers, collect payments, receive customary governmental approvals or authorizations as they relate to the Company's business, or perform other normal business activities. To address these risks, the Company has begun and intends to continue developing contingency plans designed to mitigate potential disruptions in operations, including stockpiling raw materials and finished goods, identifying alternative sources of supplies, creating back-up order processing and invoicing procedures, and other appropriate measures. The Company expects to complete development and testing of these contingency plans by September 1999.

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

RESULTS OF OPERATIONS

         The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.

                                           SIX MONTHS ENDED MARCH 31,             THREE MONTHS ENDED MARCH 31,
                                        --------------------------------        -------------------------------
                                            1999                1998                1999               1998
                                        ------------        ------------        ------------        -----------
        Net sales                              100.0%              100.0%              100.0%             100.0%
        Cost of goods sold                      67.8                70.8                67.9               70.5
                                        ------------        ------------        ------------        -----------
        Gross margin                            32.2                29.2                32.1               29.5
        Selling, general and
          administrative expenses               20.7                19.5                19.7               18.4
                                        ------------        ------------        ------------        -----------
        Operating income                        11.5                 9.7                12.4               11.1
        Interest  expense                       (5.2)               (5.6)               (4.9)              (5.5)
        Other income (expense), net              1.9                 2.8                 1.8                1.7
                                        ------------        ------------        ------------        -----------
        Income before income taxes               8.2                 6.9                 9.3                7.3
        Income tax expense                      (2.0)               (1.0)               (2.7)              (1.7)
                                        ------------        ------------        ------------        -----------
        Net income                               6.2%                5.9%                6.6%               5.6%
                                        ------------        ------------        ------------        -----------
                                        ------------        ------------        ------------        -----------

                                           SIX MONTHS ENDED                              THREE MONTHS ENDED
                                               MARCH 31,                                      MARCH 31,
                              ----------------------------------------       -----------------------------------------
                                 1999           1998        % CHANGE             1999           1998         % CHANGE
                              -----------    -----------   -----------       -----------    ------------    ----------
                                    (in thousands)                                 (in thousands)
Bulk alcohol products         $    13,091    $    13,979          (6.4)      $     6,838    $      6,769           1.0
Premium branded spirits             5,221          4,340          20.3             2,860           2,212          29.3
Value-priced spirits                5,656          5,593           1.1             2,668           2,804          (4.9)
Contract bottling                   3,135          3,545         (11.6)            2,035           2,187          (6.9)
Vinegar and cooking wine            4,988          5,043          (1.1)            2,474           2,458           0.6
Other                               3,481          2,920          19.2             2,156           1,249          72.6
                              -----------    -----------   -----------       -----------    ------------    ----------
                              $    35,572    $    35,420           0.4       $    19,031    $     17,679           7.6
                              -----------    -----------   -----------       -----------    ------------    ----------
                              -----------    -----------   -----------       -----------    ------------    ----------

The following table provides unit sales volume data for certain Company products.

                                                     SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                         MARCH 31,                                     MARCH 31,
                                       -------------------------------------------     ---------------------------------------
                                           1999           1998          % CHANGE          1999          1998        % CHANGE
                                       ------------   ------------    ------------     ----------    ----------    -----------
                                             (in thousands)                                 (in thousands)
Bulk alcohol products:
  Distilled products, in proof
   gallons
    Citrus Brandy                             724            845          (14.3)            418           442           (5.5)
    Citrus Spirits                            635            458           38.7             408           286           42.5
    Rum                                     2,150          2,219           (3.2)          1,101         1,174           (6.3)
    Cane Spirits                              267            295           (9.6)            129           178          (27.5)
    Grain alcohol                             297          1,275          (76.7)             78           198          (60.8)
  Fortified citrus wine, in
   gallons                                  3,417          3,208            6.5           1,682         1,686           (0.2)
Premium branded spirits, in cases             109             94           16.0              58            47           23.7
Value-priced spirits, in cases                460            482           (4.5)            224           261          (13.8)
Contract bottling, in cases                 1,394          1,498           (7.0)            925           870            6.3
Vinegar
   Bulk, in 100 grain gallons               2,176          2,060            5.7           1,082           929           16.6
   Cases                                      248            249           (0.5)            135           121           11.5
   Drums, in 100 grain gallons                332            352           (5.7)            171           187           (8.5)
Cooking Wine
   Bulk, in gallons                            43             38           13.3              15            18          (13.3)
   Cases                                      112            133          (15.5)             48            60          (19.4)

     SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998. Unless otherwise noted, references to 1999 represent the six month period ending March 31, 1999 and references to 1998 represent the six month period ending March 31, 1998.

     NET SALES. Net sales were $35.6 million in 1999, an increase of 0.4% from net sales of $35.4 million in 1998.

     Net sales of bulk alcohol products were $13.1 million in 1999, a decrease of 6.4% from net sales of $14.0 million in 1998. Unit sales of citrus brandy decreased 14.3% in 1999. Unit sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 38.7% in 1999, due to increased business with new and existing customers. Unit sales of rum decreased 3.2% in 1999 primarily due to higher sales in 1998 prior to a price increase. Unit sales of cane spirits decreased 9.6% in 1999, due to the timing of customer orders. Unit sales of grain alcohol decreased 76.7% in 1999. Export sales of grain alcohol to Eastern Europe and Russia have decreased due to the economic crisis in that region. Management cannot predict whether or when sales of grain alcohol will return to historical levels. Unit sales of fortified citrus wine increased 6.5% in 1999, due to the timing of customer orders.

     Net sales of premium branded spirits were $5.2 million in 1999, an increase of 20.3% from net sales of $4.3 million in 1998. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan flavored rums.

     Net sales of value-priced spirits were $5.7 million in 1999, an increase of 1.1% from net sales of $5.6 million in 1998. Value-priced spirits volume decreased 4.5%. Management expects the Company's private label business to increase as its private label customers expand by adding new locations and through acquisitions.

     Net sales of contract bottling services were $3.1 million in 1999, a decrease of 11.6% from net sales of $3.5 million in 1998. The Company's contract bottling volume decreased 7.0% in 1999. The decrease in volume is due to both the timing of customer orders and the loss of bottling customers due to price competition. For the Company's fiscal year ended September 30, 1998, the amount of bottling business with these lost customers amounted to 9.5% of total contract bottling volume.

     Net sales of vinegar and cooking wine were $5.0 million in 1999, a decrease of 1.1% from net sales of $5.0 million in 1998. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $11.5 million in 1999, an increase of 10.8% from gross profit of $10.3 million in 1998. Gross margin increased to 32.2% in 1999 from 29.2% in 1998. The improvement in gross margin is primarily attributable to reduced raw material cost in the Company's domestic distilling operations, reduced manufacturing overhead and a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7.3 million in 1999, an increase of 6.3% from $6.9 million in 1998. Selling, general and administrative expenses were 20.7% of net sales in 1999 and 19.5% in 1998. The increase in selling, general and administrative expenses in 1999, is primarily attributable to increased marketing expenses and new employees related to the Company's efforts in increasing its distribution network for its premium branded spirits.

     INTEREST INCOME. The Company earns interest on its cash investments and notes receivable. The decrease in interest income in 1999 is due to lower average amounts of notes receivable outstanding compared to 1998.

     INTEREST EXPENSE. Interest expense was $1.9 million in 1999 and $2.0 million in 1998. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1999 compared to 1998.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary. The Company had a non-recurring gain of $.4 million in 1998.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24.0% in 1999 and 14.1% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes. Also, in 1998 the Company amended its 1993, 1994 and 1995 federal income tax returns which resulted in loss carryforwards available in 1998 and a refund of income tax previously paid.

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Unless otherwise noted, references to 1999 represent the three month period ending March 31, 1999 and references to 1998 represent the three month period ending March 31, 1998.

     NET SALES. Net sales were $19.0 million in 1999, an increase of 7.6% from net sales of $17.7 million in 1998.

     Net sales of bulk alcohol products were $6.8 million in 1999, an increase of 1.0% from net sales of $6.8 million in 1998. Unit sales of citrus brandy decreased 5.5% in 1999. Unit sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 42.5% in 1999, due to increased business with new and existing customers. Unit sales of rum decreased 6.3% in 1999 primarily due to higher sales in 1998 prior to a price increase. Unit sales of cane spirits decreased 27.5% in 1999, due to the timing of customer orders. Unit sales of grain alcohol decreased 60.8% in 1999. Export sales of grain alcohol to Eastern Europe and Russia have decreased due to the economic crisis in that region. Management cannot predict whether or when sales of grain alcohol will return to historical levels. Unit sales of fortified citrus wine decreased 0.2% in 1999, due to the timing of customer orders.

     Net sales of premium branded spirits were $2.9 million in 1999, an increase of 29.3% from net sales of $2.2 million in 1998. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan flavored rums.

     Net sales of value-priced spirits were $2.7 million in 1999, a decrease of 4.9% from net sales of $2.8 million in 1998. Value-priced spirits volume decreased 13.8%. Management expects the Company's private label business to increase as its private label customers expand by adding new locations and through acquisitions.

     Net sales of contract bottling services were $2.0 million in 1999, a decrease of 6.9% from net sales of $2.2 million in 1998. The Company's contract bottling volume increased 6.3% in 1999. The increase in volume is due to the timing of customer orders. Although contract bottling volume increased in 1999, sales decreased due to a reduction of Type A customer volume in 1999.

     Net sales of vinegar and cooking wine were $2.5 million in 1999, an increase of 0.6% from net sales of $2.5 million in 1998. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $6.1 million in 1999, an increase of 17.0% from gross profit of $5.2 million in 1998. Gross margin increased to 32.1% in 1999 from 29.5% in 1998. The improvement in gross margin is primarily attributable to reduced raw material cost in the Company's domestic distilling operations, reduced manufacturing overhead and a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.8 million in 1999, an increase of 15.5% from $3.3 million in 1998. Selling, general and administrative expenses were 19.7% of net sales in 1999 and 18.4% in 1998. The increase in selling, general and administrative expenses in 1999, is primarily attributable to increased marketing expenses and new employees related to the Company's efforts in increasing its distribution network for its premium branded spirits.

     INTEREST INCOME. The Company earns interest on its cash investments and notes receivable. The increase in interest income in 1999 is due to higher average amounts of notes receivable outstanding compared to 1998.

     INTEREST EXPENSE. Interest expense was $.9 million in 1999 and $1.0 million in 1998. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1999 compared to 1998.

     OTHER, NET. Included in other income is rental income from the Bahamian subsidiary.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 28.5% in 1999 and 23.6% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes.

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

     OPERATING ACTIVITIES

     Net cash provided by operating activities in 1999 was $2.9 million, which resulted from $4.1 million in net income adjusted for noncash items, less $1.2 million representing the net change in operating assets and operating liabilities during 1999. The net change in operating assets and operating liabilities resulted from normal payments of accrued expenses that existed as of September 30, 1998.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities in 1999 was $.8 million, which resulted primarily from $1.0 million of capital expenditures. Payments received on notes receivable of $.7 million were offset by new notes issued of $.6 million.

     Net cash used in financing activities in 1999 was $.9 million, which resulted primarily from the repurchase of the Company's common stock. Principal payments on long-term debt of $1.5 million, were offset by a $1.2 million increase in the Company's line of credit. On September 22, 1998, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's common stock, either in open market or private transactions. As of May 7, 1999, the Company has repurchased 99,200 shares for $737,780, or at an average cost of $7.44 per share.

     At September 30, 1998, the Company had an unsecured bank line of credit of $15 million, which expires November 1, 2001. The first $4 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $4 million bear interest at the prime rate. The borrowings under this line were $7.6 million at March 31, 1999. Borrowings in excess of $10 million are subject to a borrowing base related to inventories and receivables. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and minimum fixed charge, interest coverage and current ratios. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at March 31, 1999.

     The Company expects to secure new financing for the $6.8 million payment due on October 30, 1999 under the senior notes (see Note 3).

     The Company's total debt was $44.2 million as of March 31, 1999, and its ratio of debt to equity was 1.04 to 1.

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



PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on March 16, 1999, in West Palm Beach, Florida, for the purpose of electing two Class I directors to hold office for a term of three years.

     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     ELECTION OF DIRECTORS

              All of management's nominees for directors as listed in the proxy statement were elected. The results of the election were as follows:

                                                                                               ABSTENTIONS AND
         NAME                                FOR                       WITHHELD                BROKER NON-VOTES
         ----                                ---                       --------                ----------------
         W. Gregory Robertson                4,194,089                   2,000                         0
         Thomas A. Valdes                    4,193,589                   2,500                         0

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

(13) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(14)  Filed herewith.

     (b)  REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 1999                      /s/ A. Kenneth Pincourt, Jr.
                                        -------------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer


Date: May 12, 1999                      /s/ Troy Edwards
                                        ----------------------------------------
                                        Troy Edwards
                                        Chief Financial Officer,
                                        Treasurer and Controller