Form 10-Q
period 1999-06-30
TODHUNTER INTERNATIONAL INC
filed 1999-08-13
CIK 98544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended  June 30, 1999
                                                                  -------------

                           Commission File No. 1-13453
                                               -------


                           TODHUNTER INTERNATIONAL, INC.
             ------------------------------------------------------
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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 12, 1999 was 5,500,734.

                         TODHUNTER INTERNATIONAL, INC.

                                     INDEX

                                                                                     Page No.
                                                                                     --------
                             PART I                                         FINANCIAL INFORMATION
           Item 1   Financial Statements

                    Consolidated Balance Sheets -
                    June 30, 1999 and September 30, 1998                                     1

                    Consolidated Statements of Income -
                    Nine and Three Months Ended June 30, 1999 and 1998                       3

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended June 30, 1999 and 1998                                 4

                    Notes to Consolidated Financial Statements                               6

           Item 2   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                9

           Item 3   Quantitative and Qualitative Disclosures About Market Risk              17


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       September, 30
                                                                     1999              1998
                                                              -----------------   -------------
                                                                   (Unaudited)      *
                           ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $       6,487,028   $   5,629,016
    Trade receivables                                                12,750,630      11,623,197
    Other receivables                                                 2,781,734       2,237,397
    Inventories                                                      24,332,245      23,423,573
    Notes receivable, current maturities                              4,253,220       1,503,675
    Deferred income taxes                                             1,074,000       1,011,000
    Other current assets                                              2,740,176       1,000,192
                                                              -----------------   -------------
        Total current assets                                         54,419,033      46,428,050
                                                              -----------------   -------------

LONG-TERM NOTES  RECEIVABLE,
    less current maturities                                           3,345,345       5,738,287
                                                              -----------------   -------------

PROPERTY AND EQUIPMENT                                               74,851,475      73,544,945
    Less accumulated depreciation                                    34,997,441      32,017,543
                                                              -----------------   -------------
                                                                     39,854,034      41,527,402
                                                              -----------------   -------------

PROPERTY HELD FOR LEASE                                                 683,823       2,527,453
    Less accumulated depreciation                                       351,135       1,139,746
                                                              -----------------   -------------
                                                                        332,688       1,387,707
                                                              -----------------   -------------

GOODWILL, less accumulated amortization                                 364,864         389,423
                                                              -----------------   -------------
OTHER ASSETS                                                          1,512,169       1,526,161
                                                              -----------------   -------------
                                                              $      99,828,133   $  96,997,030
                                                              -----------------   -------------
                                                              -----------------   -------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,      September 30,
                                                                 1999             1998
                                                           -------------    -------------
                                                            (Unaudited)      *
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                   $   7,961,479    $   1,888,133
    Accounts payable                                           4,212,257        3,417,615
    Accrued interest expense                                     562,041        1,261,542
    Other accrued expenses                                     1,026,173        2,054,188
                                                           -------------     ------------
        Total current liabilities                             13,761,950        8,621,478

LONG-TERM DEBT, less current maturities                       37,613,799       42,580,944

DEFERRED INCOME TAXES                                          4,519,250        4,685,000

OTHER LIABILITIES                                                295,586          105,539
                                                           -------------     ------------
                                                              56,190,585       55,992,961
                                                           -------------     ------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share;
       authorized 2,500,000 shares,
       no shares issued
    Common stock, par value $.01 per share;
       authorized 10,000,000 shares; issued June 30, 1999
       and September 30, 1998                                     49,497           49,497
    Additional paid-in capital                                11,945,777       11,945,777
    Retained earnings                                         32,380,054       29,008,795
                                                           -------------     ------------
                                                              44,375,328       41,004,069
    Less cost of 99,200 shares of treasury stock                (737,780)
                                                           -------------     ------------
                                                              43,637,548      41,004,069
                                                           -------------     ------------
                                                           $  99,828,133     $ 96,997,030
                                                           -------------     ------------
                                                           -------------     ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Nine Months Ended June 30,         Three Months Ended June 30,
                                                  ------------------------------      -----------------------------
                                                      1999              1998              1999              1998
                                                  ------------      ------------      ------------      -----------
Sales                                             $ 85,886,131      $ 82,566,286      $ 31,530,410      $ 28,736,912

     Less excise taxes                              28,458,092        27,353,723         9,674,376         8,944,554
                                                  ------------      ------------      ------------      ------------
     Net Sales                                      57,428,039        55,212,563        21,856,034        19,792,358

Cost of goods sold                                  39,621,622        38,606,755        15,512,311        13,528,873
                                                  ------------      ------------      ------------      ------------
     Gross profit                                   17,806,417        16,605,808         6,343,723         6,263,485

Selling, general and administrative expenses        11,285,112        10,593,481         3,939,081         3,684,002
                                                  ------------      ------------      ------------      ------------
     Operating income                                6,521,305         6,012,327         2,404,642         2,579,483
                                                  ------------      ------------      ------------      ------------

Other income (expense):

     Interest income                                   523,560           500,507           190,613           158,491

     Interest expense                               (2,773,531)       (3,006,155)         (914,507)       (1,020,212)

     Equity in losses of equity investee              (200,353)         (110,000)          (97,405)         (110,000)

     Other, net                                        470,783           762,682            43,774           103,409
                                                  ------------      ------------      ------------      ------------
                                                    (1,979,541)       (1,852,966)         (777,525)         (868,312)
                                                  ------------      ------------      ------------      ------------

Income before income taxes                           4,541,764         4,159,361         1,627,117         1,711,171
                                                  ------------      ------------      ------------      ------------

Income tax expense (benefit):

     Current                                         1,399,255           625,749           533,735           349,442

     Deferred                                         (228,750)          103,000           (61,750)           35,000
                                                  ------------      ------------      ------------      ------------
                                                     1,170,505           728,749           471,985           384,442
                                                  ------------      ------------      ------------      ------------

     Net income                                   $  3,371,259      $  3,430,612      $  1,155,132      $  1,326,729
                                                  ------------      ------------      ------------      ------------
                                                  ------------      ------------      ------------      ------------

Earnings per common share:

     Basic                                        $       0.69      $       0.69      $       0.24      $       0.27
                                                  ------------      ------------      ------------      ------------
                                                  ------------      ------------      ------------      ------------
     Diluted                                      $       0.69      $       0.69      $       0.24      $       0.27
                                                  ------------      ------------      ------------      ------------
                                                  ------------      ------------      ------------      ------------

Common shares and equivalents outstanding:

     Basic                                           4,883,598         4,949,714         4,850,739         4,949,714
                                                  ------------      ------------      ------------      ------------
                                                  ------------      ------------      ------------      ------------
     Diluted                                         4,898,384         4,987,966         4,866,699         4,977,139
                                                  ------------      ------------      ------------      ------------
                                                  ------------      ------------      ------------      ------------

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Nine Months Ended June 30,
                                                              ----------------------------
                                                                   1999            1998
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                $  3,371,259    $  3,430,612
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation                                            3,294,983       3,097,586
         Amortization                                               70,581          70,581
         (Gain) on sale of property and equipment                 (168,259)         (6,440)
         Equity in losses of equity investee                       200,353         110,000
         Deferred income taxes                                    (228,750)        103,000
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                       (1,671,770)     (1,187,103)
              Inventories                                         (908,672)     (4,495,130)
              Other current assets                              (1,739,984)       (435,856)
         Increase (decrease) in:
              Accounts payable                                     794,642        (813,838)
              Accrued interest expense                            (699,501)       (899,827)
              Other accrued expenses                            (1,028,015)        454,094
              Other liabilities                                    190,047        (181,953)
                                                              ------------    ------------
    Net cash provided by (used in) operating activities          1,476,914        (754,274)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                   359,228          31,559
    Principal payments received on notes receivable              1,607,063         863,809
    Purchase of property and equipment                          (1,607,565)     (1,978,953)
    Disbursements for notes receivable                          (1,113,666)        (47,193)
    Purchase of minority interest                                                 (354,470)
    (Increase) decrease in other assets                           (232,383)         38,305
                                                              ------------    ------------
         Net cash used in investing activities                $   (987,323)   $ (1,446,943)
                                                              ------------    ------------

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                             Nine Months Ended June 30,
                                                          ------------------------------
                                                                1999           1998
                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                        $  3,082,855      $ 4,485,476
  Purchase of treasury stock                                  (737,780)            --
  Principal payments on long-term borrowings                (1,976,654)      (2,945,526)
                                                          ------------      ------------
  Net cash provided by financing activities                    368,421        1,539,950
                                                          ------------      ------------

  Net increase (decrease) in cash and cash equivalents         858,012         (661,267)
Cash and cash equivalents:
  Beginning                                                  5,629,016        4,904,804
                                                          ------------      ------------
  Ending                                                  $  6,487,028      $ 4,243,537
                                                          ------------      ------------
                                                          ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest                                             $  3,473,032      $ 3,905,982
                                                          ------------      ------------
                                                          ------------      ------------
     Income taxes                                         $  1,358,253      $   406,937
                                                          ------------      ------------
                                                          ------------      ------------

SUPPLEMENTAL DISCLOSURES OF NON CASH
TRANSACTIONS

  Property and equipment exchanged for note receivable    $    850,000      $       --
                                                          ------------      ------------
                                                          ------------      ------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, except where otherwise indicated, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information of the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


Note 2.  Inventories


The major components of inventories are:

                                            June 30, 1999             September 30, 1998
                                          ----------------            ------------------
                                              (Unaudited)
Finished goods                             $   17,025,618              $     15,794,672
Work in process                                   617,850                       355,659
Raw materials and supplies                      6,688,777                     7,273,242
                                          ----------------            ------------------
                                           $   24,332,245              $     23,423,573
                                          ----------------            ------------------
                                          ----------------            ------------------

                                  (Unaudited)

Note 3.  Financing Arrangements

Long-term debt consists of the following as of June 30, 1999


    Senior notes, interest payable semiannually at 8.905%, principal payments of $6,800,000 on October 30, 1999, $7,933,333 on
        October 30, 2000 and 2001, $4,533,334 on October 30, 2002 and
        $3,400,000 on October 30, 2003 and 2004, unsecured (1)               $   34,000,000

    Revolving credit note of $15,000,000, interest payable monthly at the prime rate for domestic loans and at 1.5% above the one-month
        London Interbank Offered Rate ("LIBOR") for Eurodollar loans, principal is due in full November 1, 2001.  The maximum amount which can be drawn on the revolving note is based on the borrowing
        base as specified in the agreement, unsecured                             9,413,799


    Bank note payable, interest is calculated based upon a floating rate of
        2.5% above the one-month LIBOR rate, quarterly principal payments of $250,000, collateralized by real property, equipment, machinery
        and trade receivables in the Virgin Islands (2)                           2,000,000

    Note payable, interest at 7.5%, principal and interest payments
        required through 1999                                                       161,479
                                                                             --------------

                                                                                 45,575,278
    Less current maturities                                                       7,961,479
                                                                             --------------

                                                                             $   37,613,799
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

The long-term debt contains various restrictive covenants related to fixed-charge coverage, interest expense coverage, net worth and debt limitation. All covenants have been met as of June 30, 1999.

Note 4.   Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                               Nine Months Ended June 30,    Three Months Ended June 30,
                                               --------------------------     -------------------------
                                                   1999           1998            1999          1998
                                               --------------------------     -------------------------
Net income                                      $3,371,259     $3,430,612     $1,155,132     $1,326,729
                                               -----------     ----------     ----------     ----------
                                               -----------     ----------     ----------     ----------
Determination of shares:
  Weighted average number of
    common shares outstanding                    4,883,598      4,949,714      4,850,739      4,949,714
  Shares issuable on exercise
    of stock options, net of shares assumed
    to be purchased out of proceeds                 14,786         38,252         15,960         27,425
                                               -----------     ----------     ----------     ----------
  Average common shares outstanding for
    diluted computation                          4,898,384      4,987,966      4,866,699      4,977,139
                                               -----------     ----------     ----------     ----------
                                               -----------     ----------     ----------     ----------

Earnings per common share
Basic                                           $     0.69     $     0.69     $     0.24     $     0.27
                                               -----------     ----------     ----------     ----------
                                               -----------     ----------     ----------     ----------
Diluted                                         $     0.69     $     0.69     $     0.24     $     0.27
                                               -----------     ----------     ----------     ----------
                                               -----------     ----------     ----------     ----------

The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The impact of this benefit on the Company's earnings per share was $0.16 and $0.06 for the nine and three months ended June 30, 1999, respectively and $0.17 and $0.04 for the nine and three months ended June 30, 1998, respectively.

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

YEAR 2000 ISSUE

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

         The total cost of Year 2000 issues is currently estimated at approximately $900,000, including internal costs of approximately $260,000. Of the total estimated cost, approximately $750,000 will be attributable to new systems and thus capitalized. The remaining $150,000 will be expensed as incurred. All costs are expected to be funded through operating cash flows. Through June 30, 1999, the Company has incurred approximately $482,000, of which $435,000 has been capitalized and $47,000 has been expensed.

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

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, information regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; interest rate flucuations; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

         Certain amounts presented in this Item 2 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

RESULTS OF OPERATIONS

         The following tables set forth statement of operations items as a percentage of net sales and information on net sales of certain Company products.

                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                  ------------------      ------------------
                                   1999        1998        1999        1998
                                  ------      ------      ------      ------
Net sales                          100.0%      100.0%      100.0%      100.0%
Cost of goods sold                  69.0        69.9        71.0        68.4
                                  ------      ------      ------      ------
Gross margin                        31.0        30.1        29.0        31.6
Selling, general and
  administrative expenses           19.7        19.2        18.0        18.6
                                  ------      ------      ------      ------
Operating income                    11.3        10.9        11.0        13.0
Interest expense                    (4.8)       (5.4)       (4.1)       (5.2)
Other income (expense), net          1.4         2.0         0.6         0.8
                                  ------      ------      ------      ------
Income before income taxes           7.9         7.5         7.5         8.6
Income tax expense                  (2.0)       (1.3)       (2.2)       (1.9)
                                  ------      ------      ------      ------
Net income                           5.9%        6.2%        5.3%        6.7%
                                  ------      ------      ------      ------
                                  ------      ------      ------      ------

                                   NINE MONTHS ENDED                THREE MONTHS ENDED
                                       JUNE 30,                          JUNE 30,
                             ------------------------------    --------------------------------
                              1999         1998    % CHANGE     1999        1998       % CHANGE
                             -------     -------   --------    -------     -------     --------
                                (in thousands)       Change      (in thousands)
Bulk alcohol products        $19,985     $21,024       (4.9)   $ 6,894     $ 7,045        (2.1)
Premium branded spirits        8,391       7,362       14.0      3,170       3,022         4.9
Value-priced spirits           8,414       8,658       (2.8)     2,758       3,065       (10.0)
Contract bottling              5,946       6,469       (8.1)     2,811       2,924        (3.9)
Vinegar and cooking wine       7,964       7,648        4.1      2,976       2,605        14.2
Other                          6,728       4,052       66.1      3,247       1,132       186.9
                             -------     -------     ------    -------     -------       ------
                             $57,428     $55,213        4.0    $21,856     $19,793        10.4
                             -------     -------     ------    -------     -------       ------
                             -------     -------     ------    -------     -------       ------

The following table provides unit sales volume data for certain Company products.

                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                         -----------------------------  ----------------------------
                                          1999        1998    % Change   1999      1998     % CHANGE
                                         -------    -------   --------  -------   -------   --------
Bulk alcohol products:
  Distilled products, in proof gallons
    Citrus Brandy                          1,106     1,142       (3.2)     382       297       28.6
    Citrus Spirits                         1,014       675       50.2      379       217       74.5
    Rum                                    3,335     3,255        2.4    1,185     1,036       14.4
    Cane Spirits                             371       475      (21.8)     104       180      (41.9)
    Grain alcohol                            361     2,285      (84.2)      64     1,010      (93.7)
  Fortified citrus wine, in gallons        5,269     4,914        7.2    1,852     1,706        8.6
  Premium branded spirits, in cases          175       158       11.0       66        64        3.7
  Value-priced spirits, in cases             696       711       (2.2)     236       229        2.6
  Contract bottling, in cases              2,642     2,513        5.1    1,248     1,015       23.0
  Vinegar
    Bulk, in 100 grain gallons             3,489     3,616       (3.5)   1,313     1,556      (15.6)
    Cases                                    386       368        5.0      138       119       16.6
    Drums, in 100 grain gallons              629       613        2.6      297       261       13.7
Cooking Wine
    Bulk, in gallons                          63        57       11.4       20        19        7.6
    Cases                                    165       185      (10.9)      53        52        1.0

     NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998. Unless otherwise noted, references to 1999 represent the nine month period ending June 30, 1999 and references to 1998 represent the nine month period ending June 30, 1998.

     NET SALES. Net sales were $57.4 million in 1999, an increase of 4.0% from net sales of $55.2 million in 1998.

     Net sales of bulk alcohol products were $20.0 million in 1999, a decrease of 4.9% from net sales of $21.0 million in 1998. Unit sales of citrus brandy decreased 3.2% in 1999. Unit sales of citrus brandy have declined as a result of a decline in demand for brandy products which management believes is due to changing demographics. Management expects this trend to continue in the future. Unit sales of citrus spirits increased 50.2% in 1999, due to increased business with new and existing customers. Unit sales of rum increased 2.4% in 1999 primarily due to the timing of customer orders. Unit sales of cane spirits decreased 21.8% in 1999, due to the timing of customer orders. Unit sales of grain alcohol decreased 84.2% in 1999. Export sales of grain alcohol to Eastern Europe and Russia have decreased due to the economic crisis in that region. Management cannot predict whether or when sales of grain alcohol will return to historical levels. Unit sales of fortified citrus wine increased 7.2% in 1999, due to the timing of customer orders.

     Net sales of premium branded spirits were $8.4 million in 1999, an increase of 14.0% from net sales of $7.4 million in 1998. Sales increases reflect the continued expansion of the Company's distributor network and the success of its Cruzan flavored rums.

     Net sales of value-priced spirits were $8.4 million in 1999, a decrease of 2.8% from net sales of $8.7 million in 1998. Value-priced spirits volume decreased 2.2%. Management expects the Company's private label business to increase as its private label customers expand by adding new locations and through acquisitions.

     Net sales of contract bottling services were $5.9 million in 1999, a decrease of 8.1% from net sales of $6.5 million in 1998. The Company's contract bottling volume increased 5.1% in 1999. The increase in volume is due to the timing of customer orders. Although contract bottling volume increased in 1999, sales decreased due to a change in product mix.

     Net sales of vinegar and cooking wine were $8.0 million in 1999, an increase of 4.1% from net sales of $7.6 million in 1998. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     Net sales of other products were $6.7 million in 1999, an increase of 66.1% from net sales of $4.1 million in 1998. This category includes sales of industrial alcohol, flavoring alcohol and alcohol byproducts. The Company's sales of flavoring alcohol were $3.3 million in 1999, which represents new business for the Company.

     GROSS PROFIT. Gross profit was $17.8 million in 1999, an increase of 7.2% from gross profit of $16.6 million in 1998. Gross margin increased to 31.0% in 1999 from 30.1% in 1998. The improvement in gross margin is primarily attributable to reduced raw material cost in the Company's domestic distilling operations, reduced manufacturing overhead and a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $11.3 million in 1999, an increase of 6.5% from $10.6 million in 1998. Selling, general and administrative expenses were 19.7% of net sales in 1999 and 19.2% in 1998. The increase in selling, general and administrative expenses in 1999 is primarily attributable to increased marketing expenses and new employees related to the Company's efforts in increasing its distributor network for its premium branded spirits.

     INTEREST INCOME. The Company earns interest on its cash investments and notes receivable. The increase in interest income in 1999 is due to higher average amounts of cash and notes receivable outstanding compared to 1998.

     INTEREST EXPENSE. Interest expense was $2.8 million in 1999 and $3.0 million in 1998. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1999 compared to 1998.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 25.7% in 1999 and 17.5% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes. Also, in 1998 the Company amended its 1993, 1994 and 1995 federal income tax returns which resulted in loss carryforwards available in 1998 and a refund of income tax previously paid.

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998. Unless otherwise noted, references to 1999 represent the three month period ending June 30, 1999 and references to 1998 represent the three month period ending June 30, 1998.

     NET SALES. Net sales were $21.9 million in 1999, an increase of 10.4% from net sales of $19.8 million in 1998.

     Net sales of bulk alcohol products were $6.9 million in 1999, a decrease of 2.1% from net sales of $7.0 million in 1998. Unit sales of citrus brandy increased 28.6% in 1999 due to the timing of customer orders. Unit sales of citrus spirits increased 74.5% in 1999, due to increased business with new and existing customers. Unit sales of rum increased 14.4% in 1999 primarily due to the timing of customer orders. Unit sales of cane spirits decreased 41.9% in 1999, due to the timing of customer orders. Unit sales of grain alcohol decreased 93.7% in 1999. Export sales of grain alcohol to Eastern Europe and Russia have decreased due to the economic crisis in that region. Management cannot predict whether or when sales of grain alcohol will return to historical levels. Unit sales of fortified citrus wine increased 8.6% in 1999, due to the timing of customer orders.

     Net sales of premium branded spirits were $3.2 million in 1999, an increase of 4.9% from net sales of $3.0 million in 1998. Sales increases reflect the continued expansion of the Company's distributor network and the success of its Cruzan flavored rums.

     Net sales of value-priced spirits were $2.8 million in 1999, a decrease of 10.0% from net sales of $3.1 million in 1998. Value-priced spirits volume increased 2.6%. Although value-priced spirits volume increased in 1999, sales decreased due to a change in product mix. Management expects the Company's private label business to increase as its private label customers expand by adding new locations and through acquisitions.

     Net sales of contract bottling services were $2.8 million in 1999, a decrease of 3.9% from net sales of $2.9 million in 1998. The Company's contract bottling volume increased 23.0% in 1999. The increase in volume is due to the timing of customer orders. Although contract bottling volume increased in 1999, sales decreased due to a change in product mix.

     Net sales of vinegar and cooking wine were $3.0 million in 1999, an increase of 14.2% from net sales of $2.6 million in 1998. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     Net sales of other products were $3.2 million in 1999, an increase of 186.9% from net sales of $1.1 million in 1998. This category includes sales of industrial alcohol, flavoring alcohol and alcohol byproducts. The Company's sales of flavoring alcohol were $2.2 million in 1999, which represents new business for the Company.

     GROSS PROFIT. Gross profit was $6.3 million in 1999, an increase of 1.3% from gross profit of $6.3 million in 1998. Gross margin decreased to 29.0% in 1999 from 31.6% in 1998. The decrease in gross margin is primarily attributable to change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.9 million in 1999, an increase of 6.9% from $3.7 million in 1998. Selling, general and administrative expenses were 18.0% of net sales in 1999 and 18.6% in 1998. The increase in selling, general and administrative expenses in 1999 is primarily attributable to increased marketing expenses and new employees related to the Company's efforts in increasing its distributor network for its premium branded spirits.

     INTEREST INCOME. The Company earns interest on its cash investments and notes receivable. The increase in interest income in 1999 is due to higher average amounts of cash and notes receivable outstanding compared to 1998.

     INTEREST EXPENSE. Interest expense was $.9 million in 1999 and $1.0 million in 1998. The decrease in interest expense was due to lower levels of debt outstanding and lower interest rates during 1999 compared to 1998.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 29.0% in 1999 and 22.4% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes.

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 1999 was $1.5 million, which resulted from $6.5 million in net income adjusted for noncash items, less $5.0 million representing the net change in operating assets and operating liabilities during 1999. The net change in operating assets and operating liabilities resulted from normal fluctuations in working capital requirements.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 1999 was $1.0 million, which resulted primarily from $1.6 million of capital expenditures. Payments received on notes receivable of $1.6 million were partially offset by new notes issued of $1.1 million.

         Net cash provided by financing activities in 1999 was $.4 million. This resulted primarily from a $3.1 million increase in the Company's line of credit which was offset by principal payments on long-term debt of $2.0 million and the repurchase of the Company's common stock. On September 22, 1998, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's common stock, either in open market or private transactions. As of August 12 , 1999, the Company has repurchased 99,200 shares for $737,780, and has concluded its repurchase program.

        At September 30, 1998, the Company had an unsecured bank line of credit of $15 million, which expires November 1, 2001. The first $4 million of borrowings bear interest at 1.5% above the one-month LIBOR rate, borrowings in excess of $4 million bear interest at the prime rate. The borrowings under this line were $9.4 million at June 30, 1999. Borrowings in excess of $10 million are subject to a borrowing base related to inventories and receivables. The agreement requires the Company to maintain a tangible net worth, as defined, a maximum leverage ratio and minimum fixed charge, interest coverage and current ratios. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at June 30, 1999.

         The Company expects to secure new financing for the $6.8 million payment due on October 30, 1999 under the senior notes (see Note 3).

         The Company's total debt was $45.6 million as of June 30, 1999, and its ratio of debt to equity was 1.04 to 1.

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

(13) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(14) Filed herewith.


  (b)    REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1999.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1999                      /s/ A. Kenneth Pincourt, Jr.
                                           ------------------------------------
                                           A. Kenneth Pincourt, Jr.
                                           Chairman
                                           and Chief Executive Officer


Date: August 12, 1999                      /s/ Troy Edwards
                                           ------------------------------------
                                           Troy Edwards
                                           Chief Financial Officer,
                                           Treasurer and Controller