Form 10-K405
period 1999-09-30
TODHUNTER INTERNATIONAL INC
filed 1999-12-17
CIK 98544

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999      COMMISSION FILE NUMBER 1-13453

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1999 (computed by reference to the last reported sale price of registrant's common stock on AMEX on such date):
$28,330,841.

          The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of December 10, 1999, was 5,513,734.

          There were no shares of Preferred Stock outstanding as of December 10, 1999.

          Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 2000 annual stockholders' meeting.
-------------------------------------------------------------------------------

                                   PART I

          THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING IS A LIST OF FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS: BUSINESS CONDITIONS AND GROWTH IN CERTAIN MARKET SEGMENTS AND INDUSTRIES AND THE GENERAL ECONOMY; COMPETITIVE FACTORS INCLUDING INCREASED COMPETITION AND PRICE PRESSURES; AVAILABILITY OF THIRD PARTY COMPONENT PRODUCTS AT REASONABLE PRICES; INCREASED EXCISE TAXES; FOREIGN CURRENCY EXPOSURE; CHANGES IN PRODUCT MIX BETWEEN AND AMONG PRODUCT LINES; LOWER THAN EXPECTED CUSTOMER ORDERS AND QUARTERLY SEASONAL FLUCTUATION OF THOSE ORDERS; AND PRODUCT SHIPMENT INTERRUPTIONS. ALSO, SEE "RISK FACTORS" IN PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS

GENERAL OVERVIEW

          Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and purchases products for resale from other producers. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964. All references in this report to "Fiscal 1999", "Fiscal 1998" and "Fiscal 1997" shall refer to the Company's fiscal year ended September 30 of such year unless the context otherwise requires.

RELATIONSHIP WITH ANGOSTURA LIMITED

          On July 21, 1999, Angostura Limited ("Angostura"), a Trinidad-based distiller, acquired 1,000,000 shares of the Company's common stock from A. Kenneth Pincourt, Jr., Chairman, Chief Executive Officer and founder of the Company. On August 10, 1999, Angostura purchased from the Company an additional 650,220 shares of the Company's common stock, and the Company agreed to add two nominees of Angostura to its board of directors. Angostura has continued to purchase shares on the open market and currently holds 32.9% of the Company's common stock. The Company is discussing with Angostura entering into a strategic relationship, whereby the Company would market Angostura products in the United States and Europe through its existing distribution network. In return, the Company will receive marketing support and investments from Angostura in order to continue to expand its distribution network. The Company and Angostura have not yet entered into a formal marketing agreement and the Company has not begun marketing Angostura's products.

RECENT ACQUISITION

          On November 17, 1999, the Company acquired substantially all of the assets of Adams Wine Company d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia (the acquisition of the assets of Monarch is hereafter referred to as the "Monarch Acquisition"). Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. For the year ended December 31, 1998, Monarch's sales were $16 million.

          The purchase price was approximately $23.5 million in cash, subject to a post-closing purchase price adjustment. The Monarch Acquisition strengthens the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and improves the Company's plant capacity utilization since the Company plans to discontinue wine production at the Monarch facility in Atlanta, Georgia in Fiscal 2000 and integrate its wine production into the Company's existing facilities. There are also synergies in the areas of sales, distribution and administrative overhead.


BUSINESS SEGMENTS

          The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

          - Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
          -    Premium Branded Spirits (primarily rum, flavored rum and tequila)
          - Bottling Operations (contract bottling services and proprietary and private label products)
          - Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
          - Corporate Operations and Other (primarily corporate related items).

          Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 11 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

          BULK ALCOHOL PRODUCTS. The Company produces and sells citrus brandy, citrus spirits, rum, cane spirits and fortified citrus wine in the United States. The Company also purchases other distilled products from several suppliers for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers. The Company is the largest supplier of citrus brandy, bulk rum and fortified citrus wine in the United States. The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports products to approximately 10 countries from the United States. The Company's distilling operations produce a byproduct, which is sold as animal feed.

          Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company's citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company's citrus wine and the wine of other manufacturers. The Company's citrus wine is fermented from citrus juice and fortified with citrus spirits to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers. Rum is also used in the Company's premium branded spirits and bottling operations.

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

          PREMIUM BRANDED SPIRITS. The Company produces, bottles, imports, develops and markets a line of premium branded spirits in the United States and exports distilled spirits to about 10 countries in Europe. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained agency agreements and acquired management and marketing expertise.

Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum and tequila categories. The Company's principal premium brands include:

          - Cruzan Estate Rums
          - Cruzan Flavored Rums
          - Porfidio Tequila
          - Plymouth Gin

          BOTTLING OPERATIONS . The Company's bottling operations include contract bottling services and the production, bottling and marketing of a complete line of distilled spirits under its own proprietary labels and under the private labels of major retailers. The Company's primary bottling operations are located in Florida and serve customers in the Southeastern United States. The Company also produces and sells proprietary label products in the United States Virgin Islands.

          Contract bottling products include distilled spirits, coolers, prepared cocktails, fruit juices, carbonated and non-carbonated fruit flavored beverages and flavored sparkling water. The Company's proprietary and private label products include rum, gin, vodka, tequila, cordials and various whiskies. The Company's proprietary label products are marketed in the popular-price category of the distilled spirits market.

          VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its proprietary labels and under the private labels of major retailers in the Southeastern United States.

          CORPORATE OPERATIONS AND OTHER. Corporate Operations and Other includes traditional corporate items and the results of certain nonmaterial operations.

DEPENDENCE ON MAJOR CUSTOMERS

          The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and foreign countries. The Company's contract bottling services and proprietary and private label products are sold to a limited number of customers. The Company's vinegar and cooking wine are sold to over 100 condiment manufacturers, food service distributors and retailers. The Company has major customers in its bulk alcohol products and bottling operations businesses. The loss of one or more of the Company's major customers could have a material adverse effect on the Company's liquidity and results of operations.

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

          DISTILLING. The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to seven days. Once fermented, the product has an average alcohol content of 4% by volume, which is increased to approximately 95% through distillation. The alcohol is then processed through rectifying columns and further refined. The finished product is stored in stainless steel tanks, except rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities can produce, on a combined basis, up to 23 million gallons of distilled products per year.

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

          BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. Lake Alfred has two lines that are used primarily to bottle vinegar and juices, two lines that are used to bottle the proprietary and private label products and one line to bottle premium branded spirits. Auburndale has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle proprietary and private label products, premium branded spirits and cooking wine. The Company's warehouse storage areas can accommodate up to 800,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year. The Company distills and ages its own rum, but generally produces its other proprietary and private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. The Company's bottling capacity is approximately 10 million cases per year.

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

          RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 50% of the raw materials used in the Company's distilling operations in 1999. Cane molasses, which is used in the production of rum and cane spirits, accounts for the remaining 50%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers. Alcohol and grape juice concentrate are the primary raw materials used in the Company's vinegar and cooking wine operations. During Fiscal 1999, one supplier accounted for more than 10% of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

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

          The Company sells proprietary and private label spirits to wholesalers for distribution primarily in the Southeastern United States. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers and retailers market these products to retailers and directly to consumers, respectively. Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may have a beneficial effect upon the allocation of retail shelf space for its products. The Company produces, imports, markets and sells premium branded spirits to wholesalers in the United States. The Company's marketing and promotional programs for its premium brands are directed at wholesalers, retailers and consumers. Sales of the Company's proprietary and private label and premium branded spirits are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its salesforce, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

          The Company's marketing strategy with respect to its contract bottling services emphasizes the cost advantages and quality of the Company's services. Arrangements with bottling customers are typically negotiated by the Company's executive officers.

          Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company's salesforce. These products are also sold through wholesalers and directly to retailers under the Company's proprietary labels and under the private labels of retailers.

COMPETITION

          The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company's citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there exist several producers of grape-based distilled products. The Company's proprietary and private label products and premium branded spirits compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and popular-price products. The proprietary label and premium branded spirits produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with such customers are good and has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts as a result of such competition. Based upon its historical experience and customer relationships, the Company does not expect to experience any adverse effects from such competition in the foreseeable future. Contract bottling operations compete against other bottlers located throughout the Southeastern United States. The Company experiences similar competition in its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

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

EMPLOYEES

          As of September 30, 1999, the Company had approximately 330 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months when the bulk of contract bottling takes place. None of the Company's employees are members of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 60 employees, is fully unionized. Management believes that its relations with its employees are good.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          The Company has facilities in Florida and Kentucky for the production of its bulk alcohol products, premium branded spirits, contract bottling services, vinegar and cooking wine. The Company sells its products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily in Eastern Europe, Canada and the Caribbean. The Company's rum production facilities are located in St. Croix, United States Virgin Islands. Rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States but is also sold to foreign countries in the Caribbean, South America and Europe. See Note 11 to the Company's consolidated financial statements for additional information about the Company's foreign and domestic operations and export sales.

ITEM 2.  PROPERTIES

          The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 square feet on 27.5 acres. The Winter Haven facility consists of three principal buildings with approximately 140,000 square feet on 30 acres. The Virgin Islands facility consists of seven principal buildings with approximately 200,000 square feet on 30 acres. As a result of the Monarch Acquisition in November 1999, the Company leases, in Atlanta, Georgia, two buildings with approximately 50,000 square feet on 6 acres. The Company's facilities in the Bahamas consist of five principal buildings with approximately 50,000 square feet on 6 acres. The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices. Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

          The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Legal proceedings which are pending as of September 30, 1999, consist only of matters in the ordinary course of business and taken together are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to security holders during the fourth quarter of Fiscal 1999.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock trades on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's common stock for each quarter during the past two fiscal years.


PERIOD                       HIGH        LOW
------                       ----        ---
Fiscal 1998
   First quarter            10 9/16     9 9/16
   Second quarter            10 1/2     8  1/4
   Third quarter             9 3/16     8 3/16
   Fourth quarter            9  3/4     6  7/8
Fiscal 1999
   First quarter             8  1/4     6  3/4
   Second quarter            8  1/4     7  3/8
   Third quarter             8  1/2     6  3/4
   Fourth quarter           10  3/8     8  1/2

          The number of stockholders of record as of December 3, 1999 was 57. In addition, the number of beneficial owners as of January 20, 1999, the last date upon which the Company received a list of beneficial owners, was approximately 991.

          No dividend was paid to stockholders during the fiscal years ended September 30, 1998 and 1999. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future. In addition, the payment of cash dividends requires the consent of the Company's lender.

RECENT SALES OF UNREGISTERED SECURITIES

          On August 10, 1999, the Company issued 650,220 shares of the Company's common stock to Angostura in a privately negotiated, all cash transaction at $10 per share. No commissions were paid. The issuance was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

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


                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                            1999      1998      1997     1996      1995
                                                            ----      ----      ----     ----      ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                                                $ 76,733  $ 75,096  $ 77,938  $ 78,197  $ 70,191
Cost of goods sold                                         53,000    53,006    56,493    58,428    54,564
                                                         --------- --------- --------- --------- ---------
Gross profit                                               23,733    22,090    21,445    19,769    15,627
Selling, general and administrative expenses               15,023    13,937    13,126    11,483    11,599
                                                         --------- --------- --------- --------- ---------
Operating income                                            8,710     8,153     8,319     8,286     4,028
Other income (expense):
    Interest income                                           715       655       840     1,036       740
    Interest expense                                       (3,608)   (3,946)   (4,146)   (4,351)   (4,015)
    Other, net                                                181       660       931       766       252
                                                         --------- --------- --------- --------- ---------
Income from continuing operations before income taxes       5,998     5,522     5,944     5,737     1,005
Income tax expense                                          1,458       808     1,259     1,192     1,060
                                                         --------- --------- --------- --------- ---------
Income (loss) from continuing operations                    4,540     4,714     4,685     4,545       (55)
Discontinued operations, net of income tax benefit              -         -         -         -   (10,740)
                                                         --------- --------- --------- --------- ---------
Income (loss) before extraordinary item                     4,540     4,714     4,685     4,545   (10,795)
Extraordinary item, net of income tax benefit                   -         -         -         -      (468)
                                                         --------- --------- --------- --------- ---------
Net income (loss)                                        $  4,540  $  4,714  $  4,685  $  4,545  $(11,263)
                                                         --------- --------- -------- ---------- ---------
                                                         --------- --------- -------- ---------- ---------


Net income per share
    Basic
         Income (loss) from continuing operations        $   0.91  $   0.95  $   0.95  $   0.92  $  (0.01)
         (Loss) from discontinued operations                    -         -         -         -     (2.19)
         Extraordinary item                                     -         -         -         -     (0.10)
                                                         --------- --------- --------- --------- ---------
         Net income (loss)                               $   0.91  $   0.95  $   0.95  $   0.92  $  (2.30)
                                                         --------- --------- -------- ---------- ---------
                                                         --------- --------- -------- ---------- ---------

    Diluted
         Income (loss) from continuing operations        $   0.91  $   0.95  $  0.94   $   0.92   $ (0.01)
         (Loss) from discontinued operations                    -         -        -          -     (2.19)
         Extraordinary item                                     -         -        -          -     (0.10)
                                                         --------- --------- -------- ---------- ---------
         Net income (loss)                               $   0.91  $   0.95  $  0.94   $   0.92  $  (2.30)
                                                         --------- --------- -------- ---------- ---------
                                                         --------- --------- -------- ---------- ---------
Weighted average shares outstanding
    Basic                                                   4,964     4,950    4,943      4,919     4,906
    Diluted                                                 4,982     4,985    4,966      4,955     4,906

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                          $ 36,246  $ 37,807  $31,640   $ 33,517  $ 35,435
Total assets                                               97,167    96,997   95,618     98,859   103,787
Short-term debt                                             6,000     1,888    2,938      2,152     2,264
Long-term debt                                             28,000    42,581   43,135     51,293    57,759
Stockholders' equity                                       51,193    41,004   36,290     31,448    26,865


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 1999 compared to Fiscal 1998, and Fiscal 1998 compared to Fiscal 1997, and (ii) financial liquidity and capital resources for Fiscal 1999. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 7 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

          The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments: Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily rum, flavored rum and tequila); Bottling Operations (contract bottling services and proprietary and private label products); Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods); and Corporate Operations and Other (primarily corporate related items).

          Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 11 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

          During the fourth quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information about products and services, major customers, and the countries in which the Company has material operations. Accordingly, all previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles.

RECENT ACQUISITION

          On November 17, 1999, the Company acquired substantially all of the assets of Adams Wine Company d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia (the acquisition of the assets of Monarch is hereafter referred to as the "Monarch Acquisition"). Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. For the year ended December 31, 1998, Monarch's sales were $16 million.

          The purchase price was approximately $23.5 million in cash, subject to a post-closing purchase price adjustment. The Monarch Acquisition strengthens the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and improves the Company's plant capacity utilization since the Company plans to discontinue wine production at the Monarch facility in Atlanta, Georgia in Fiscal 2000 and will integrate its wine production into the Company's existing facilities. There are also synergies in the areas of sales, distribution and administrative overhead.

          The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                               YEAR ENDED SEPTEMBER 30,
                                               ------------------------
                                               1999      1998      1997
                                               ----      ----      ----
Net sales                                     100.0  %  100.0  %  100.0  %
Cost of goods sold                             69.1      70.6      72.5
                                              ------    ------    ------
Gross margin                                   30.9      29.4      27.5
Selling, general and administrative expenses   19.5      18.6      16.8
                                              ------    ------    ------
Operating income                               11.4      10.8      10.7
Other income (expense), net                    (3.6)     (3.4)     (3.1)
                                              ------    ------    ------
Income before income taxes                      7.8       7.4       7.6
Income tax expense                              1.9       1.1       1.6
                                              ------    ------    ------
Net income                                      5.9  %    6.3  %    6.0  %
                                              ------    ------    ------
                                              ------    ------    ------


                                       YEAR ENDED SEPTEMBER 30,      % CHANGE
                                       ------------------------   ----------------
                                        1999     1998     1997    99/98    98/97
                                        ----     ----     ----    -----    -----
                                              (IN THOUSANDS)
Bulk alcohol products                $ 33,522 $ 32,510 $ 34,718    3.1     (6.4)
Premium branded spirits                12,126   10,485    8,435   15.6     24.3
Bottling operations                    17,778   19,171   22,940   (7.3)   (16.4)
Vinegar and cooking wine               11,029   10,544    9,403    4.6     12.1
Corporate operations and other          2,278    2,386    2,442   (4.5)    (2.3)
                                     -------- -------- --------
                                     $ 76,733 $ 75,096 $ 77,938    2.2     (3.6)
                                     -------- -------- --------
                                     -------- -------- --------

The following table provides unit sales volume data for certain Company products.


                                                   YEAR ENDED SEPTEMBER 30,     % CHANGE
                                                   ------------------------  -----------------
                                                   1999      1998      1997   99/98     98/97
                                                   ----      ----      ----   -----     -----
                                                         (IN THOUSANDS)
Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus brandy                                1,459     1,479     1,805    (1.4)    (18.1)
     Citrus spirits                               1,347     1,012     1,062    33.0      (4.7)
     Rum                                          4,542     4,412     4,380     3.0       0.7
     Cane spirits                                   551       617       542   (10.6)     13.7
   Fortified citrus wine, in gallons              6,912     6,846     6,439     1.0       6.3
Premium branded spirits, in cases                   243       215       194    13.1      11.0
Bottling operations, in cases                     4,423     4,639     5,394    (4.6)    (14.0)
Vinegar
   Bulk, in 100 grain gallons                     4,757     5,251     4,510    (9.4)     16.4
   Cases                                            514       503       562     2.2     (10.6)
   Drums, in 100 grain gallons                      964       746       476    29.2      56.6
Cooking Wine
   Bulk, in gallons                                  85        71        44    20.1      59.3
   Cases                                            221       243       207    (8.7)     16.9

          The Company is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine.

          The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's products. Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in bottling operations and vinegar and cooking wine operations. Within its bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company's "Type A" and "Type B" bottling customers. Type A bottling customers pay the Company to purchase their raw materials and these costs are passed through to the customer. Type B bottling customers supply their own raw materials and are only charged for bottling charges. Although gross profit per case for the Company's Type A and Type B bottling customers is approximately equal, given the same case volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers. As a result, significant fluctuations in volume of Type A bottling customers can distort the Company's gross margin.

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

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

          NET SALES. Net sales were $76.7 million in 1999, an increase of 2.2% from net sales of $75.1 million in 1998.

          Net sales of bulk alcohol products were $33.5 million in 1999, an increase of 3.1% from net sales of $32.5 million in 1998. The increase resulted primarily from (i) an increase in sales of citrus spirits and rum, and (ii) an improved product mix of sales of purchased distilled products. These increases were partially offset by decreases in citrus brandy, cane spirits and byproducts.

          Net sales of premium branded spirits were $12.1 million in 1999, an increase of 15.6% from net sales of $10.5 million in 1998. Sales increases reflect the continued expansion of the Company's distribution network into new markets and the success of its Cruzan Flavored Rums and Porfidio Tequila.

          Net sales in the Company's bottling operations were $17.8 million in 1999, a decrease of 7.3% from net sales of $19.2 million in 1998. The Company's overall bottling volume decreased 4.6% in 1999. The decrease in volume was primarily attributable to a decrease in business with the Company's largest Type A bottling customer. The Customer believes that the business with this Type A bottling customer will not return to historic levels. Sales of the Company's proprietary and private label products decreased 1.5% in 1999.

          Net sales of vinegar and cooking wine were $11.0 million in 1999, an increase of 4.6% from net sales of $10.5 million in 1998. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

          GROSS PROFIT. Gross profit was $23.7 million in 1999, an increase of 7.4% from gross profit of $22.1 million in 1998. Gross margin increased to 30.9% in 1999 from 29.4% in 1998. The improvement in gross margin is primarily attributable to a favorable change in product mix in the Company's bulk alcohol products and a decrease in contract bottling volume with a Type A bottling customer.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.0 million in 1999, an increase of 7.8% from $13.9 million in 1998. Selling, general and administrative expenses were 19.5% of net sales in 1999 and 18.6% in 1998. The increase in selling, general and administrative expenses in 1999, is primarily attributable to increased marketing and new employees related to the Company's efforts to increase its distribution network. The increase was partially offset by a reduction in administrative overhead.

          OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for Fiscal 1999 and Fiscal 1998.

                                YEAR ENDED SEPTEMBER 30,   % CHANGE
                                ------------------------   --------
                                    1999       1998          99/98
                                    ----       ----          -----
                                    (IN THOUSANDS)
Bulk alcohol products            $11,880   $ 11,020           7.8
Premium branded spirits             (523)       250        (309.0)
Bottling operations                  591        963         (38.7)
Vinegar and cooking wine           1,922      1,708          12.5
Corporate operations and other    (5,160)    (5,788)        (10.9)
                                 --------   --------
                                 $ 8,710    $ 8,153           6.8
                                 --------   --------
                                 --------   --------

          As a result of the above factors, operating income was $8.7 million in 1999, an increase of 6.8% from operating income of $8.2 million in 1998.

          INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The increase in interest income in 1999 is attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1998.

          INTEREST EXPENSE. Interest expense was $3.6 million in 1999 and $3.9 million in 1998. The decrease in interest expense was due to lower levels of debt outstanding and lower rates during 1999 compared to 1998.

          OTHER, NET. Included in other income is a nonrecurring gain of $.1 million in 1999 and $.4 million in 1998.

          INCOME TAX EXPENSE. The Company's effective income tax rate was 24.3% in 1999 and 14.6% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from United States federal income taxes. Also, in 1998 the Company amended its 1993, 1994 and 1995 income tax returns, which resulted in loss carryforwards available in 1998 and a refund of income taxes previously paid. No such loss carryforwards or refunds were available in 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

          NET SALES. Net sales were $75.1 million in 1998, a decrease of 3.6% from net sales of $77.9 million in 1997.

          Net sales of bulk alcohol products were $32.5 million in 1998, a decrease of 6.4% from net sales of $34.7 million in 1997. The decrease resulted primarily from a decrease in sales of citrus brandy, purchased distilled products and byproducts. These decreases were partially offset by increases in sales of rum, cane spirits and fortified citrus wine.

          Net sales of premium branded spirits were $10.5 million in 1998, an increase of 24.3% from net sales of $8.4 million in 1997. Sales increases reflect the expansion of the Company's distribution network into new markets and the introduction of new brands.

          Net sales in the Company's bottling operations were $19.2 million in 1998, a decrease of 16.4% from net sales of $22.9 million in 1997. The Company's overall bottling volume decreased 14.0% in 1998. The decrease in volume is primarily attributable to a decrease in business with the Company's largest Type A bottling customer. The Company believes that the business with this Type A bottling customer will not return to historical levels. Sales of the Company's proprietary and private label products decreased 5.5% in 1998 due to competition from other low cost bottlers.

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

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13.9 million in 1998, an increase of 6.2% from $13.1 million in 1997. Selling, general and administrative expenses were 18.6% of net sales in 1998 and 16.8% in 1997. The increase in selling, general and administrative expenses in 1998, is primarily attributable to (1) increased marketing and new employees related to the Company's efforts to increase its distribution network for its premium branded spirits, and (2) legal fees relating to the Company's efforts to prosecute and settle various lawsuits. The increase was partially offset by a reduction in administrative overhead.

          OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for Fiscal 1998 and Fiscal 1997.


                                       YEAR ENDED SEPTEMBER 30,   % CHANGE
                                       ------------------------   --------
                                          1998           1997       98/97
                                          ----           ----       -----
                                            (IN THOUSANDS)
Bulk alcohol products                  $ 11,020       $ 11,135       (1.0)
Premium branded spirits                     250            901      (72.2)
Bottling operations                         963            657       46.8
Vinegar and cooking wine                  1,708          1,197       42.7
Corporate operations and other           (5,788)        (5,571)       3.9
                                       ---------      ---------
                                       $  8,153       $  8,319       (2.0)
                                       ---------      ---------
                                       ---------      ---------

          As a result of the above factors, operating income was $8.2 million in 1998, a decrease of 2.0% from operating income of $8.3 million in 1997.

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


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

          GENERAL

          The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and the subsequent receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's borrowings on its line of credit vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by operating activities and its financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

          OPERATING ACTIVITIES

          Net cash provided by operating activities in 1999 was $8.6 million, which resulted from $8.9 million in net income adjusted for noncash items, less $.3 million representing the net change in operating assets and liabilities.

          INVESTING AND FINANCING ACTIVITIES

          Net cash used in investing activities in 1999 was $4.2 million, which resulted primarily from $2.6 million of capital expenditures and $2.5 million of purchases of short-term investments. Payments received on notes receivable of $2.0 million were offset by new notes issued of $1.1 million.

          Net cash used in financing activities in 1999 was $4.8 million, which resulted primarily from principal payments on long-term debt of $4.1 million and purchases of treasury stock of $.7 million. On September 22, 1998, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's common stock, either in open market or private transactions. The Company completed its repurchase plan during Fiscal 1999 after purchasing 99,200 shares. On August 12, 1999, the Company issued 650,220 new shares to Angostura for $6.4 million, net of expenses. The proceeds from the sale of the shares were used to pay down the Company's line of credit.

          At September 30, 1999, the Company had an unsecured bank line of credit of $15 million, which was to expire November 1, 2001. There were no outstanding borrowings under this line of credit at September 30, 1999. In November 1999, the Company's existing long-term debt and line of credit were replaced with a new $71 million credit agreement between the Company and a syndicate of lenders. The new credit agreement consists of a $15 million line of credit and $56 million term loan. The Company used $23.5 million of the term loan in November 1999 to fund the Monarch Acquisition. See Note 7 to the Company's consolidated financial statements for additional information related to the Company's long-term debt.

          The Company's total debt was $34.0 million as of September 30, 1999, and its ratio of debt to equity was .66 to 1.

          With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8.2 million and $15.8 million, respectively, as of September 30, 1999. See Note 8 to the Company's consolidated financial statements for additional information on income taxes related to these subsidiaries.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 as required during Fiscal 2001.

YEAR 2000 COMPLIANCE

          Until recently, computer programs generally were written using two digits rather than four to define the applicable year. Accordingly, programs may recognize a date using "00" as the year 1900 instead of as the year 2000. This problem may affect the Company's information technology systems, such as financial, order entry, inventory control and forecasting systems, and non-information technology systems that contain computer chips, such as production equipment and security systems. It may also affect the technology systems of third party vendors and customers, and of governmental entities upon which the Company's business ordinarily relies.

          The Company has completed a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and core non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or will be replaced with software that is so certified prior to January 1, 2000. The Company has conducted comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company believes that its core non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will not be adversely affected by the Year 2000, due to the completion of its tests and evaluation of such equipment. As part of its Year 2000 compliance program, the Company is contacting its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company has completed virtually all Year 2000 compliance software testing.

          To date the Company has spent approximately $531,000 to reprogram, replace and test its information technology software for Year 2000 compliance. Costs and expenses arising in connection with the Company's Year 2000 compliance efforts have been capitalized.

          The Company currently anticipates that both its core information technology and non-information technology systems will be Year 2000 compliant in sufficient time to avoid business interruptions, though no assurances can be given that the Company's compliance testing will not detect unanticipated Year 2000 compliance problems. Furthermore, the Company does not yet know the Year 2000 compliance status of all third parties that are integral to the Company's business and is therefore currently unable to assess the likelihood or the risk to the Company of third party system failures. A system failure by any of the Company's significant customers, suppliers or vendors could result in a material adverse effect on the Company's business and operations.

          The Company has developed contingency plans to handle a Year 2000 system failure experienced by its information technology systems. These backup procedures, including manual record keeping and processing, have been tested and utilized by the Company in the past during times of unplanned system failure.

EFFECTS OF INFLATION AND CHANGING PRICES

          The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                 Market Risk Analysis
                                                  September 30, 1999
                                                Expected Maturity Date
                         ----------------------------------------------------------------------------------------------------------
                             2000         2001          2002          2003          2004      Thereafter      Total     Fair Value
                         -----------  -----------   -----------   -----------   -----------   -----------  -----------  -----------
Assets
  Notes receivable:
    Fixed rate          $ 1,439,796  $ 1,378,680    $  496,196    $  532,916    $  572,365  $  2,545,623 $ 6,965,576    $ 6,786,928
   Average interest rate       7.13%        7.33%         7.64%         7.71%         7.80%         7.95%       7.48%            --

Liabilities
  Long-term debt:
    Variable rate       $ 6,000,000  $ 8,000,000   $ 8,000,000   $ 8,000,000   $ 4,000,000  $         -- $ 34,000,000   $34,000,000
    Average interest rate      8.91%        8.91%         8.91%         8.91%         8.91%           --         8.91%           --

Interest Rate Derivatives
  Interest rate swaps:
     Fixed to variable   $  800,000   $  933,333    $  933,333    $   533,334   $  800,000    $       --  $ 4,000,000   $    89,150
     Interest rate paid        6.19%        6.19%         6.19%          6.19%        6.19%           --         6.19%           --
     Interest rate             8.91%        8.91%         8.91%          8.91%        8.91%           --         8.91%           --
      received

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedules of the Company and its subsidiaries, and the report of independent auditors are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and executive officers required by
Item 10 is incorporated by reference from the Company's definitive proxy statement for its 2000 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 2000 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 2000 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 2000 annual stockholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         See "Index to Financial Statements and Financial Statement
         Schedules".

(b)      Exhibits

         See "Index to Exhibits".

(c)      Reports on Form 8-K


         During the fourth quarter of Fiscal 1999, the Company filed the following current reports on Form 8-K:

         (i) Form 8-K dated July 21, 1999. This Form 8-K reported information under Item 1 (Changes in Control of Registrant) and Item 7 (Financial Statements and Exhibits).


         (ii) Form 8-K dated August 10, 1999. This Form 8-K reported information under Item 1 (Changes in Control of Registrant) and Item 7 (Financial Statements and Exhibits).


         (iii) Form 8-K dated September 28, 1999. This Form 8-K reported information under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 15th day of December, 1999.

                                 TODHUNTER INTERNATIONAL, INC.
                                 By: /s/ A. Kenneth Pincourt, Jr.
                                    --------------------------------------------
                                 A. Kenneth Pincourt, Jr., Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ A. Kenneth Pincourt, Jr.         Chairman of the Board
-------------------------------    and Chief Executive Officer                  December 15, 1999
     A. Kenneth Pincourt, Jr.     (Principal Executive Officer)

         /s/ Troy Edwards         Treasurer and Chief Financial Officer         December 15, 1999
-------------------------------
          Troy Edwards                 (Principal Financial
                                      and Accounting Officer)

         /s/ Thomas A. Valdes                 Director                          December 15, 1999
-------------------------------
         Thomas A. Valdes

         /s/ Jay S. Maltby                    Director                          December 15, 1999
-------------------------------
         Jay S. Maltby

         /s/ D. Chris Mitchell                Director                          December 15, 1999
-------------------------------
         D. Chris Mitchell

         /s/ Leonard G. Rogers                Director                          December 15, 1999
-------------------------------
         Leonard G. Rogers

         /s/ W. Gregory Robertson             Director                          December 15, 1999
-------------------------------
         W. Gregory Robertson

         /s/ Edward F. McDonnell              Director                          December 15, 1999
-------------------------------
         Edward F. McDonnell

         /s/ K. Ian McLachlan                 Director                          December 15, 1999
-------------------------------
          K. Ian McLachlan

         /s/ Godfrey D. Bain                  Director                          December 15, 1999
-------------------------------
         Godfrey D. Bain

                            TODHUNTER INTERNATIONAL, INC.
            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                               PAGE
                                                                                               ----
a)   Financial Statements

     Independent Auditor's Report                                                               20

     Consolidated balance sheets as of September 30, 1999 and 1998                              21

     Consolidated statements of income for the years ended
     September 30, 1999, 1998 and 1997                                                          23

     Consolidated statements of stockholders' equity for the
     years ended September 30, 1999, 1998 and 1997                                              24

     Consolidated statements of cash flows for the years ended
     September 30, 1999, 1998 and 1997                                                          25

     Notes to consolidated financial statements                                                 27

b)   Financial Statement Schedules

     All schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the registrant's consolidated financial statements.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


                                                    /s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 24, 1999

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998


ASSETS                                                                               1999          1998
----------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      $ 5,265,318   $ 5,629,016
  Short-term investments                                                           2,547,365             -
  Trade receivables                                                               12,161,401    11,623,197
  Other receivables                                                                2,316,398     2,237,397
  Inventories                                                                     23,011,883    23,423,573
  Notes receivable, current maturities                                             1,439,796     1,503,675
  Deferred income taxes                                                              929,000     1,011,000
  Other current assets                                                             1,899,672     1,000,192
                                                                                 -------------------------
            TOTAL CURRENT ASSETS                                                  49,570,833    46,428,050

Long-Term Notes Receivable, less current                                           5,525,780     5,738,287
   maturities

Property and Equipment, less accumulated
   depreciation
   1999 $36,098,763; 1998 $32,017,543                                             39,774,028    41,527,402

Goodwill, less accumulated amortization
   1999 $735,841; 1998 $703,096                                                      356,678       389,423

Other Assets                                                                       1,939,927     2,913,868
                                                                                 -------------------------



                                                                                 $97,167,246   $96,997,030
                                                                                 -------------------------
                                                                                 -------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                                                1999           1998
---------------------------------------------------------------------------------------------------------
Current Liabilities
  Current maturities of long-term debt                                           $6,000,000    $1,888,133
  Accounts payable                                                                4,417,313     3,417,615
  Accrued interest expense                                                        1,261,542     1,261,542
  Other accrued expenses                                                          1,646,462     2,054,188
                                                                                 -------------------------

           TOTAL CURRENT LIABILITIES                                             13,325,317     8,621,478

Long-Term Debt, less current maturities                                          28,000,000    42,580,944

Deferred Income Taxes                                                             4,345,000     4,685,000

Other Liabilities                                                                   303,835       105,539
                                                                                 -------------------------
                                                                                 45,974,152    55,992,961
                                                                                 -------------------------

Commitments

Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares,
    no shares issued                                                                     -             -
  Common stock, par value $.01 per share; authorized 10,000,000 shares;
    issued 1999 5,612,934; 1998 4,949,714                                            56,129        49,497
Additional paid-in capital                                                       18,326,014    11,945,777
Retained earnings                                                                33,548,731    29,008,795
                                                                                 -------------------------
                                                                                 51,930,874    41,004,069
Less cost of 99,200 shares of treasury stock                                       (737,780)           -
                                                                                 -------------------------
                                                                                 51,193,094    41,004,069
                                                                                 -------------------------
                                                                                $97,167,246   $96,997,030
                                                                                 -------------------------
                                                                                 -------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                                1999                  1998                 1997
---------------------------------------------------------------------------------------------------------------------
Sales                                                      $   114,196,882      $   110,846,810      $   116,605,935
Less excise taxes                                               37,463,735           35,750,916           38,667,686
                                                           ----------------------------------------------------------
         NET SALES                                              76,733,147           75,095,894           77,938,249

Cost of goods sold                                              53,000,012           53,005,786           56,493,174
                                                           ----------------------------------------------------------
         GROSS PROFIT                                           23,733,135           22,090,108           21,445,075

Selling, general and administrative expenses                    15,022,979           13,937,082           13,126,309
                                                           ----------------------------------------------------------
         OPERATING INCOME                                        8,710,156            8,153,026            8,318,766
                                                           ----------------------------------------------------------

Other income (expense):
 Interest income                                                   715,055              655,230              840,016
 Interest expense                                               (3,607,706)          (3,946,528)          (4,146,322)
 Equity in losses of equity investee                              (357,145)            (364,740)                  -
 Other, net                                                        537,248            1,025,020              931,394
                                                           ----------------------------------------------------------
                                                                (2,712,548)          (2,631,018)          (2,374,912)
                                                           ----------------------------------------------------------

         INCOME BEFORE INCOME TAXES                              5,997,608            5,522,008            5,943,854
                                                           ----------------------------------------------------------

Income tax expense (benefit):
 Current                                                         1,715,672              824,312              197,292
 Deferred                                                         (258,000)             (16,000)           1,062,000
                                                           ----------------------------------------------------------
                                                                 1,457,672              808,312            1,259,292
                                                           ----------------------------------------------------------


         NET INCOME                                        $     4,539,936      $     4,713,696      $     4,684,562
                                                           ----------------------------------------------------------
                                                           ----------------------------------------------------------

Net income per common share:
 Basic                                                     $          0.91      $          0.95      $          0.95
                                                           ----------------------------------------------------------
                                                           ----------------------------------------------------------
 Diluted                                                   $          0.91      $          0.95      $          0.94
                                                           ----------------------------------------------------------
                                                           ----------------------------------------------------------

Common shares and equivalents outstanding:
 Basic                                                           4,963,760            4,949,714            4,943,169
                                                           ----------------------------------------------------------
                                                           ----------------------------------------------------------
 Diluted                                                         4,981,579            4,984,868            4,966,165
                                                           ----------------------------------------------------------
                                                           ----------------------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                   Common Stock                                      Treasury Stock
                             -----------------------   Additional                ----------------------       Total
                               Shares                   Paid-in       Retained     Shares                 Stockholders'
                               Issued       Amount      Capital       Earnings    Acquired      Amount        Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996  4,923,464   $  49,235    $ 11,788,539  $ 19,610,537      -    $       -      $ 31,448,311

   Issuance of common stock     26,250         263         157,237             -      -            -           157,500
   Net income                        -           -               -     4,684,562      -            -         4,684,562
                            ---------------------------------------------------------------------------------------------
Balance, September 30, 1997  4,949,714      49,498      11,945,776    24,295,099      -            -        36,290,373

   Net income                        -           -               -     4,713,696      -            -         4,713,696
                            ---------------------------------------------------------------------------------------------
Balance, September 30, 1998  4,949,714      49,498      11,945,776    29,008,795      -            -        41,004,069

   Issuance of common stock    663,220       6,631       6,380,238                    -            -         6,386,869
   Shares acquired for
     treasury stock                  -           -               -                99,200      (737,780)       (737,780)
   Net income                        -           -               -     4,539,936      -            -         4,539,936
                            ---------------------------------------------------------------------------------------------
Balance, September 30, 1999  5,612,934   $  56,129    $ 18,326,014  $  33,548,731 99,200   $  (737,780)   $ 51,193,094
                            ---------------------------------------------------------------------------------------------
                            ---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                   1999         1998          1997
---------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                   $  4,539,936  $  4,713,696  $  4,684,562
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation                                  4,352,708     4,151,350     3,930,933
   Amortization                                     99,146        94,108       229,190
   Equity in losses of equity investees            357,145       364,740            -
   Deferred income taxes                          (258,000)      (16,000)    1,062,000
   Other                                          (168,259)      (10,225)      120,537
   Changes in assets and liabilities:
     (Increase) decrease in:
       Receivables                                (617,205)     (693,399)     (360,722)
       Inventories                                 411,690    (3,336,672)   (1,472,597)
       Other assets                               (899,480)      579,842      (221,600)
     Increase (decrease) in:
       Accounts payable                            999,698    (1,621,637)      (14,409)
       Accrued interest expense                         -       (142,902)      142,902
       Other accrued expenses                     (407,726)      738,588      (358,939)
       Other liabilities                           198,296      (120,174)     (128,617)
                                             -------------------------------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                    8,607,949     4,701,315     7,613,240
                                             -------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of property and equipment      359,228        38,692        63,565
 Principal payments received on
   notes receivable                              1,968,168     1,477,775     1,525,539
 Purchase of property and equipment             (2,577,396)   (2,721,995)   (3,775,112)
 Disbursements for notes receivable             (1,113,666)     (913,883)      (52,500)
 Purchase of short-term investments             (2,547,365)           -             -
 Redemption of certificates of deposit                  -             -      4,494,375
 Purchase of minority interest in subsidiary            -       (418,249)           -
 (Increase) decrease in other assets              (240,628)      164,304      (344,177)
                                             -------------------------------------------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                 $ (4,151,659) $ (2,373,356) $  1,911,690
                                             -------------------------------------------

                                        (Continued)




TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                            1999            1998           1997
----------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Net borrowings (payments) under line of
   credit arrangements                                $  (6,330,944)  $   2,083,997  $  (5,438,538)
 Proceeds from issuance of common stock                   6,386,869              -         157,500
 Purchase of common stock for treasury                     (737,780)             -              -
 Principal payments on long-term borrowings              (4,138,133)     (3,687,744)    (1,933,334)
                                                      ----------------------------------------------
         NET CASH (USED IN)
         FINANCING ACTIVITIES                            (4,819,988)     (1,603,747)    (7,214,372)
                                                      ----------------------------------------------

         NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                              (363,698)        724,212      2,310,558

Cash and cash equivalents:
 Beginning                                                5,629,016       4,904,804      2,594,246
                                                      ----------------------------------------------
 Ending                                               $   5,265,318   $   5,629,016  $   4,904,804
                                                      ----------------------------------------------
                                                      ----------------------------------------------

Supplemental Disclosures of Cash Flow
 Information
 Cash payments for:
   Interest                                           $   3,607,706   $   4,089,430  $   4,003,420
                                                      ----------------------------------------------
                                                      ----------------------------------------------
   Income taxes                                       $   1,842,737   $     406,937  $     344,347
                                                      ----------------------------------------------
                                                      ----------------------------------------------

Supplemental schedule of noncash investing
 and financing activities
   Notes receivable received in exchange for
   sale of other assets.                              $     850,000   $          -   $          -
                                                      ----------------------------------------------
                                                      ----------------------------------------------


See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS: Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and purchases products for resale from other producers.

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

  SHORT-TERM INVESTMENTS: The Company has investments in U.S. government securities which mature within six months of purchase. All of the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost.

  INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of depreciable assets. Estimated lives are as follows:

                                         Years
                                    ---------------
Land improvements                       3 to 20
Buildings and improvements              3 to 40
Machinery and equipment                 3 to 33

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

                                  Years
                             ---------------
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

  RECLASSIFICATIONS: Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

NOTE 2. INVENTORIES

The major components of inventories as of September 30, 1999 and 1998 are:

                                                          1999               1998
                                                    ---------------------------------
Finished goods                                      $   15,076,552     $  15,794,672
Work in process                                            583,884           355,659
Raw materials and supplies                               7,351,447         7,273,242
                                                    ---------------------------------
                                                    $   23,011,883     $  23,423,573
                                                    ---------------------------------
                                                    ---------------------------------

NOTE 3. NOTES RECEIVABLE

Notes receivable consist of the following as of September 30, 1999 and 1998:


                                                                                                    1999             1998
                                                                                               --------------   --------------
6% note, collateralized by general intangibles, mortgage and security agreement, monthly payments of $83,333 plus interest
 through September 2001                                                                        $   1,916,667    $   2,916,667
7% note, collateralized by property and equipment, monthly
 principal and interest payments of $47,202 through May 2006                                       3,000,000        3,343,267
8.5% unsecured notes, principal payable on demand. Interest
 payments are due monthly or on demand in accordance with
 the terms of the agreement. (See Note 13)                                                         1,073,115          770,000
8% note, collateralized by real property, monthly
 principal and interest payments of $10,313 through April 2009                                       826,457               -
Other                                                                                                149,337          212,028
                                                                                               -------------------------------
                                                                                                   6,965,576        7,241,962
Less current maturities                                                                            1,439,796        1,503,675
                                                                                               -------------------------------
                                                                                               $   5,525,780    $   5,738,287
                                                                                               -------------------------------
                                                                                               -------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4. PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 1999 and 1998 are:


                                                               1999           1998
                                                           ---------------------------
Land                                                       $  4,757,587  $   4,757,587
Land improvements                                             1,187,292      1,156,115
Buildings and improvements                                   16,184,107     15,804,392
Machinery and equipment                                      53,743,805     51,826,851
                                                           ---------------------------
                                                             75,872,791     73,544,945
Less accumulated depreciation                                36,098,763     32,017,543
                                                           ---------------------------
                                                           $ 39,774,028  $  41,527,402
                                                           ---------------------------
                                                           ---------------------------

NOTE 5. OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following as of September 30, 1999 and 1998:


                                   1999             1998
                               -----------------------------
Trademarks                     $  995,648      $  1,035,848
Other                             944,279         1,878,020
                               -----------------------------
                               $1,939,927      $  2,913,868
                               -----------------------------
                               -----------------------------

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of September 30, 1999 and 1998:


                                                           1999           1998
                                                       ----------------------------
Accrued property taxes                                 $  466,888     $  456,833
Accrued payroll and related expenses                      752,479        483,572
Other                                                     427,095      1,113,783
                                                       ----------------------------
                                                       $1,646,462     $2,054,188
                                                       ----------------------------
                                                       ----------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANICAL STATEMENTS
------------------------------------------------------------------------------
NOTE 7. FINANCING ARRANGEMENTS
Long-term debt consists of the following as of September 30, 1999 and 1998:

                                                                            1999              1998
                                                                      -------------------------------
Senior notes, interest at 8.905%,  unsecured
  (replaced with new credit agreement subsequent to
  September 30, 1999)(1)                                              $   34,000,000   $  34,000,000
Revolving credit note of $15,000,000, unsecured
  (replaced with new credit agreement subsequent
  to September 30, 1999)                                                          -        6,330,944
Bank note payable, interest was calculated based
  upon a floating rate of 2.50% above the one month
 LIBOR rate (2)                                                                   -        3,250,000
Note payable, interest at 7.5%                                                    -          888,133
                                                                      -------------------------------
                                                                          34,000,000      44,469,077
Less current maturities                                                    6,000,000       1,888,133
                                                                      -------------------------------
                                                                      $   28,000,000   $  42,580,944
                                                                      -------------------------------
                                                                      -------------------------------

In November 1999, the Company entered into a new credit agreement, which consisted of $15 million of revolving lines of credit and $56 million of term loans. The revolving lines of credit terminate in November 2002. Interest payments on the revolving lines of credit are payable monthly. Borrowings under the credit agreement will bear interest based upon either the Eurodollar or prime rate, at the Company's option, plus an applicable margin as defined in the agreement. For the term loans, the Company will make quarterly principal installments of $2,000,000 starting March 31, 2000 through September 30, 2004 with any remaining balance due December 31, 2004. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds of these notes were used to retire the previous finance agreements and to finance a business acquisition (see Note 17). The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants. Maturities of long-term debt presented in the financial statements as of September 30, 1999 have been based on the terms of the new credit agreement.

Maturities of long-term debt as of September 30, 1999 are as follows:


Year Ending
September 30,                                             Amount
--------------------------------------------------------------------
2000                                                 $   6,000,000
2001                                                     8,000,000
2002                                                     8,000,000
2003                                                     8,000,000
2004                                                     4,000,000
                                                     ---------------
                                                     $  34,000,000
                                                     ---------------
                                                     ---------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 7. FINANCING ARRANGEMENTS (CONTINUED)

The Company uses interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in accrued interest expense. A summary of the interest rate swaps is as follows:

(1) The Company has entered into an interest rate swap agreement with a bank calling for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest is calculated based upon a floating rate of 1.06% above the six-month LIBOR rate. The bank's rate is 8.905%. During 1999, 1998 and 1997, the Company received net payments of $95,245, $87,054 and $88,898 respectively, related to this agreement, and reduced interest expense accordingly. This agreement was terminated in November 1999 in conjunction with the refinancing of the Company's debt.

(2) The Company had entered into an interest rate swap agreement accounted for as a hedge with a bank. This agreement was terminated in fiscal year 1999. During 1999, 1998 and 1997, the Company made net payments of $16,459, $29,208 and $27,327, respectively, related to this agreement, and increased interest expense accordingly.

NOTE 8. INCOME TAXES

Income tax expense consists of the following for the years ended September 30, 1999, 1998 and 1997:


                                                     1999              1998              1997
                                                --------------------------------------------------
Current income tax expense (benefit):
 Federal                                        $   1,589,051     $     860,191     $     224,764
 State                                                126,621           (35,879)          (27,472)
                                                --------------------------------------------------
                                                    1,715,672           824,312           197,292
                                                --------------------------------------------------
Deferred income tax expense (benefit):
 Federal                                             (218,000)           13,000           926,000
 State                                                (40,000)          (29,000)          136,000
                                                --------------------------------------------------
                                                     (258,000)          (16,000)        1,062,000
                                                --------------------------------------------------
Total income tax expense                        $   1,457,672     $     808,312     $   1,259,292
                                                --------------------------------------------------
                                                --------------------------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8. INCOME TAXES (CONTINUED)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 1999 and 1998:


                                                                           1999              1998
                                                                      --------------------------------
Deferred tax liabilities:
 Property and equipment, principally due
   to differences in depreciation                                     $   3,775,000     $   3,704,000
 Installment sale                                                           570,000           862,000
 Other                                                                           -            119,000
                                                                      --------------------------------
                                                                          4,345,000         4,685,000
                                                                      --------------------------------
Deferred tax assets:
 Inventories, principally due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform Act of 1986                  701,000           771,000
 Difference related to anticipated future expenses and
   allowances                                                               133,000           227,000
 Deferred compensation                                                       84,000                -
 Other                                                                       11,000            13,000
                                                                      --------------------------------
                                                                            929,000         1,011,000
                                                                      --------------------------------
Net deferred income tax liability                                     $   3,416,000     $   3,674,000
                                                                      --------------------------------
                                                                      --------------------------------

No valuation allowance has been recorded as of September 30, 1999 or 1998.

Income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate to income before income taxes as a result of the following for the years ended September 30, 1999, 1998 and 1997:


                                                                         1999           1998              1997
                                                                   -----------------------------------------------
Computed "expected" tax expense                                    $  2,039,186     $  1,877,483     $  2,020,910
Taxable income and dividends from
 Bahamian subsidiary                                                    158,632           97,950           80,881
Effect of income tax subsidy on earnings of
 Virgin Islands subsidiary                                           (1,070,253)      (1,169,187)      (1,025,698)
Non-deductible losses of equity investee                                121,429          124,012               -
Effect of state taxes                                                    83,570           12,199            9,340
Other                                                                   125,108         (134,145)         173,859
                                                                   -----------------------------------------------
Total income tax expense                                           $  1,457,672     $    808,312     $  1,259,292
                                                                   -----------------------------------------------
                                                                   -----------------------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 8. INCOME TAXES (CONTINUED)

Generally, the Bahamian subsidiary is not subject to United States federal income taxes and there are no income taxes in the Commonwealth of the Bahamas. Certain passive income of the Bahamian subsidiary is subject to United States federal income taxes. The tax effect of income from the Bahamian subsidiary reflected above and the undistributed earnings of the Bahamian subsidiary have been reduced by the taxable amount.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes. This exemption is effective through January 31, 2002. The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 1999, 1998 and 1997, respectively, is as follows:


                           1999         1998         1997
                        -----------------------------------
Basic                   $   0.22     $   0.24     $   0.21
Diluted                     0.21         0.23         0.21

With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8,200,000 and $15,800,000, respectively, as of September 30, 1999.

NOTE 9. LEASES

The Company occupies office space under noncancelable operating leases which expire in 2006. Initial base rent is $31,069 through 2000 and increases to $31,956, thereafter, payable monthly. The leases contain two renewal options of five years each.

Future minimum lease payments under noncancelable operating leases as of September 30, 1999 are as follows:


Year Ending
September 30,                                       Amount
--------------------------------------------------------------
2000                                            $    386,393
2001                                                 389,651
2002                                                 389,651
2003                                                 389,651
2004                                                 389,651
Thereafter                                           779,303
                                                --------------
                                                $  2,724,300
                                                --------------
                                                --------------

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $303,770, $359,484, and $324,005, for the years ended September 30, 1999, 1998 and 1997, respectively.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10. STOCK OPTIONS

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% for the nonqualified options or 100% for the qualified stock options of the fair market value at the date of the grant. As of September 30, 1999, 1,400,000 shares are authorized for issuance under the option plan. Options granted have vesting periods ranging from 3 to 5 years. During the years ended September 30, 1999 and 1997, the Company received a total of $78,000 and $157,500 upon the exercise of stock options for 13,000 and 26,250 shares, respectively. There were no stock options exercised during the year ended September 30, 1998.

The Company applies Accounting Principles Board Opinion Number 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for options granted which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted after 1994. SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

If the Company had elected, to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                                                               1999              1998             1997
                                                                         --------------------------------------------------
Net income - as reported                                                 $   4,539,936     $   4,713,696     $   4,684,562
Net income - pro forma                                                       4,364,707         4,538,467         4,602,805
Earnings per common share - as reported (Basic)                                   0.91              0.95              0.95
Earnings per common share - as reported (Diluted)                                 0.91              0.95              0.94
Earnings per common share - pro forma (Basic)                                     0.88              0.91              0.93
Earnings per common share - pro forma (Diluted)                                   0.88              0.91              0.92

The pro forma effects are determined as if compensation costs were recognized using the fair value based accounting method. The fair values of options granted during 1999, 1998 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.75%, 4.75% and 6.30% expected lives of 10 years; expected volatility of 29%, 30%, and 31%, respectively; and a zero percent dividend yield.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 10. STOCK OPTIONS (CONTINUED)

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30 follows:


                                                         1999                    1998                         1997
                                            ---------------------------------------------------------------------------------
                                                            Weighted                   Weighted                     Weighted
                                               Number        Average      Number        Average         Number       Average
                                                 of         Exercise        of          Exercise          of         Exercise
                                               Options        Price       Options        Price         Options        Price
                                            ---------------------------------------------------------------------------------
Outstanding, beginning of year                 352,000    $    9.45        292,000     $   9.53        402,750      $   9.57
Granted                                        335,000         8.13         60,000         9.06             -             -
Exercised                                      (13,000)        6.00            -            -          (26,250)         6.00
Forfeited                                      (75,000)       12.25            -            -          (84,500)        10.81
                                            ---------------------------------------------------------------------------------
Outstanding, end of year                       599,000    $    8.43        352,000     $   9.45        292,000      $   9.53
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
Exercisable, end of year                       226,500    $    8.83        257,000     $   9.72        239,500      $   9.83
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------

The following table summarizes information about the stock options at September 30, 1999:


                                         Number                      Number
                                      Outstanding at              Exercisable at
                                       September 30,               September 30,                Expiration
Exercise Price                             1999                        1999                        Date
------------------------------------------------------------------------------------------------------------------
$ 6.0000                                  56,500                      56,500                   November 2002
 12.2500                                  60,000                      60,000                     April 2004
  8.1250                                  87,500                      70,000                    February 2006
  8.1250                                 335,000                         -                      December 2008
  9.0625                                  60,000                      40,000                       May 2008
                                   ------------------------------------------------
                                         599,000                     226,500
                                   ------------------------------------------------
                                   ------------------------------------------------

The exercise price of options granted has been equal to or greater than their grant date fair value.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

         - Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and by products)
         - Premium Branded Spirits (primarily rum, flavored rum and tequila)
         - Bottling Operations (contract bottling services and proprietary and private label products)
         - Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
         - Corporate Operations and Other (primarily corporate related items).

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, equity in losses of equity investee, interest income and expense. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate related items and the results of certain non material operations.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company's operating segments for the years ended September 30, 1999, 1998 and 1997 are as follows:


(in thousands)                                              1999           1998           1997
-------------------------------------------------------------------------------------------------
NET SALES
 Bulk Alcohol Products                                $     33,522     $   32,510     $   34,718
 Premium Branded Spirits                                    12,126         10,485          8,435
 Bottling Operations                                        17,778         19,171         22,940
 Vinegar and Cooking Wine                                   11,029         10,544          9,403
 Corporate Operations and Other                              2,278          2,386          2,442
                                                      -------------------------------------------
                                                      $     76,733     $   75,096     $   77,938
                                                      -------------------------------------------
                                                      -------------------------------------------

OPERATING INCOME (LOSS)
 Bulk Alcohol Products                                $     11,880     $   11,020     $   11,135
 Premium Branded Spirits                                      (523)           250            901
 Bottling Operations                                           591            963            657
 Vinegar and Cooking Wine                                    1,922          1,708          1,197
 Corporate Operations and Other                             (5,160)        (5,788)        (5,571)
                                                      -------------------------------------------
                                                      $      8,710     $    8,153     $    8,319
                                                      -------------------------------------------
                                                      -------------------------------------------

IDENTIFIABLE ASSETS
 Bulk Alcohol Products                                $     44,355     $   44,583     $   44,011
 Premium Branded Spirits                                     4,920          4,841          2,852
 Bottling Operations                                        24,070         24,707         22,940
 Vinegar and Cooking Wine                                    6,620          6,550          6,864
 Corporate Operations and Other                             17,202         16,316         18,951
                                                      -------------------------------------------
                                                      $     97,167     $   96,997     $   95,618
                                                      -------------------------------------------
                                                      -------------------------------------------

DEPRECIATION AND AMORTIZATION
 Bulk Alcohol Products                                $      2,205     $    2,068     $    2,000
 Premium Branded Spirits                                       101             58             58
 Bottling Operations                                         1,502          1,397          1,312
 Vinegar and Cooking Wine                                      328            327            253
 Corporate Operations and Other                                316            395            537
                                                      -------------------------------------------
                                                      $      4,452     $    4,245     $    4,160
                                                      -------------------------------------------
                                                      -------------------------------------------

CAPITAL EXPENDITURES
 Bulk Alcohol Products                                $      1,497     $    1,299     $    1,668
 Premium Branded Spirits                                       180             35              -
 Bottling Operations                                           601            923            846
 Vinegar and Cooking Wine                                      212            235            993
 Corporate Operations and Other                                 87            230            268
                                                      -------------------------------------------
                                                      $      2,577     $    2,722     $    3,775
                                                      -------------------------------------------
                                                      -------------------------------------------

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales and operating income for the years ended September 30, 1999, 1998, and 1997 and identifiable assets as of the end of each period classified by geographic area, were as follows:



                                                              U. S. VIRGIN
                                                              ISLANDS AND
                                            UNITED STATES     THE BAHAMAS    CONSOLIDATED
                                          ------------------------------------------------
September 30, 1999:
 Net sales                                $  63,746,499    $  12,986,648    $  76,733,147
 Operating income                             5,638,014        3,072,142        8,710,156
 Identifiable assets                         65,276,033       31,891,213       97,167,246
September 30, 1998:
 Net sales                                   62,144,796       12,951,098       75,095,894
 Operating income                             5,160,075        2,992,950        8,153,025
 Identifiable assets                         64,659,348       32,337,682       96,997,030
September 30, 1997:
 Net sales                                   64,865,688       13,072,561       77,938,249
 Operating income                             5,350,994        2,967,772        8,318,766
 Identifiable assets                         63,300,335       32,318,120       95,618,455

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $4,400,000, $7,200,000 and $8,900,000 for the years ended September 30, 1999, 1998 and 1997.

NOTE 12. PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all United States employees. Contributions to the plan were approximately $644,022, $669,866, and $632,484 for the years ended September 30, 1999, 1998 and 1997, respectively. The Company contributes 6.0% of an employee's total compensation, plus 5.5% of compensation in excess of the social security tax wage base. An employee's compensation in excess of $160,000 is disregarded in determining the Company's contribution. Generally, contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets, which are held by a corporate trustee.

NOTE 13. INVESTMENT IN PREMIER WINES & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., ("Premier"), a wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $1,808,000 and $1,490,000 for the year ended September 30, 1999 and 1998, respectively. Included in trade receivables is approximately $518,000 and $1,490,000 as of September 30, 1999 and 1998, respectively, related to these sales. The Company has made advances to Premier which are included in notes receivable (see Note 3).

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   The carrying amounts approximate fair values as of September 30, 1999 and 1998 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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


                                                        Carrying Amount               Fair Value
                                                    1999           1998            1999          1998
                                                -------------  -------------  -------------  -------------
Financial assets:
  Notes receivable                               $ 6,965,576    $ 7,241,962    $ 6,786,928    $ 7,165,016
Financial liabilities:
  Long-term debt, including
    interest rate swaps                           34,000,000     44,469,077     33,910,850     46,739,257

NOTE 15. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.



                                                                        1999           1998           1997
                                                                     -----------------------------------------
Net income                                                           $4,539,936     $4,713,696     $4,684,562
                                                                     -----------------------------------------
                                                                     -----------------------------------------
Determination of shares:
Weighted average number of common shares outstanding                  4,963,760      4,949,714      4,943,169
Shares issuable on exercise of stock options, net of
shares assumed to be repurchased                                         17,819         35,154         22,996
                                                                     -----------------------------------------
Average common shares outstanding for diluted
  computation                                                         4,981,579      4,984,868      4,966,165
                                                                     -----------------------------------------
                                                                     -----------------------------------------
Net income per common share:
 Basic                                                               $     0.91     $     0.95     $     0.95
 Diluted                                                                   0.91           0.95           0.94

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)



Quarter                             First            Second            Third           Fourth
------------------------------------------------------------------------------------------------
                                     (In thousands, except per share and gross margin data)
1999
Net sales                        $   16,541          $19,031        $   21,856     $   19,305
Gross profit                          5,357            6,106             6,343          5,927
Gross margin                          32.40%           32.10%             29.0%         30.70%
Net income                              952            1,265             1,155          1,168
Net income per share:
 Basic                                 0.19             0.26              0.24           0.22
 Diluted                               0.19             0.26              0.24           0.22

1998
Net sales                        $   17,741          $17,679        $   19,792     $   19,884
Gross profit                          5,123            5,220             6,263          5,484
Gross margin                          28.90%           29.50%            31.60%         27.60%
Net income                            1,121              982             1,327          1,284

Net income per share:
 Basic                                 0.23             0.20              0.27           0.26
 Diluted                               0.22             0.20              0.27           0.26

1997
Net sales                        $   18,915          $17,437        $   22,123     $   19,463
Gross profit                          4,954            5,116             6,085          5,290
Gross margin                          26.20%           29.30%            27.50%         27.20%
Net income                            1,261              923             1,487          1,014
Net income per share:
 Basic                                 0.26             0.19              0.30           0.20
 Diluted                               0.25             0.19              0.30           0.20

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 17. SUBSEQUENT EVENT (UNAUDITED)

During November 1999, the Company completed the purchase of the assets of Monarch Wine Company of Atlanta, Georgia, a privately held company. Monarch specialized in the manufacturing of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. The activities of Monarch will be included in the Company's bulk alcohol products and vinegar and cooking wine segments. The purchase price was $23.5 million and was funded from a $71 million credit agreement, between the Company and a syndicate of lenders (see Note 7). The credit agreement also funded the refinancing of existing debt.

The purchase price of $23.5 million includes approximately $22.8 million of goodwill. The goodwill will be amortized over 20 years. The purchase price allocation has not been completed as of November 24, 1999.

The Company also incurred approximately $900,000, net of taxes, in additional expenses related to the prepayment of the previous debt. These expenses will be reflected as an extraordinary item in the Company's statement of income for the year ended September 30, 2000.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been made as of October 1, 1997. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


Years Ended September 30 (in thousands, except per share data)         1999           1998
-------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)    (Unaudited)
Net Sales                                                           $   93,395     $   89,574
Net Income                                                               7,226          6,518

Net income per common share:
  Basic                                                                   1.46           1.32
  Diluted                                                                 1.45           1.31

                           TODHUNTER INTERNATIONAL, INC.
                                 INDEX TO EXHIBITS


 3.1      Amended and Restated Certificate of Incorporation of Todhunter
          International, Inc. (1)
 3.2      Amended and Restated By-Laws of Todhunter International, Inc.  (13)
 4.1      Form of Todhunter International, Inc. Common Stock Certificate (1)
10.2      Bulk Malt Purchase Agreement, dated as of September 25, 1991, between
          Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc. (1)
10.3      Cooler Production Agreement dated as of October 15, 1987, between
          Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as
          amended May 1, 1990 and August 27, 1991 (1)
10.6      Todhunter International, Inc. 1992 Stock Option Plan, as amended (9)
10.7      Todhunter International, Inc. Defined Contribution Pension Plan (1)
10.8      Lease, dated March 24, 1988, as amended, between Todhunter
          International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a)   Amendment to Lease, dated January 1, 1997, between Todhunter
          International, Inc. and Florida Acquisition Fund Esperante, Ltd. (10)
10.10     Loan Agreement dated as of January 31, 1994, between Virgin Islands
          Rum Industries, Ltd. and First Union National Bank of Florida (3)
10.10(a)  Modification of Loan Agreement dated as of January 5, 1996, amending
          Loan Agreement dated January  31, 1994 (5)
10.12     Guaranteed Subordinated Note Agreement dated as of August 4, 1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer
          Industries, Inc. and certain shareholders thereof (2)
10.13     Note Purchase Agreement dated as of October 30, 1994, among Todhunter
          International, Inc., Blair Importers, Ltd. and certain purchasers (3)
10.13(a)  First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (6)
10.14     Loan Agreement dated as of November 22, 1994, among Todhunter
          International, Inc., Blair Importers, Ltd. and First Union National
          Bank of Florida (3)
10.14(a)  Modification of Loan Agreement dated as of February 26, 1996, amending
          Loan Agreement dated as of November 22, 1994 (6)
10.14(b)  Modification of Loan Agreement dated as of August 19, 1996, amending
          Loan Agreement dated as of November 22, 1994, as amended (7)
10.14(c)  Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (8)
10.14(d)  Fourth modification of Loan Agreement dated as of September 17, 1998, amending Loan Agreement dated as of November 22, 1994 (10)
10.15     Renewal Revolving Credit Note dated as of September 17, 1998 (10)
10.16     Asset Purchase Agreement dated as of September 27, 1999, among
          Todhunter International, Inc. and Adams Wine Company d/b/a Monarch
          Wine Company of Georgia, and Howard J. Weinstein, David Paszamant,
          Jay Paszamant and Matthew Paszamant (11)
10.17     Credit Agreement dated as of November 17, 1999, by and among
          Todhunter International, Inc., and each of the Financial Institutions
          Initially a Signatory thereto, and SOUTHTRUST BANK, National
          Association (11)
10.18     Executive Employment Agreement dated as of July 15, 1999, between
          Thomas A. Valdes and Todhunter International, Inc. (13)
10.19     Executive Employment Agreement dated as of July 15, 1999, between Jay
          S. Maltby and Todhunter International, Inc. (13)
10.20     Executive Employment Agreement dated as of July 15, 1999, between A.
          Kenneth Pincourt, Jr. and Todhunter International, Inc. (13)
10.21     Executive Employment Agreement dated as of July 15, 1999, between D.
          Chris Mitchell and Todhunter International, Inc. (13)
11.1      Statement of Computation of Per Share Earnings (12)
21.1      Subsidiaries of Todhunter International, Inc. (4)
23.1      Consent of McGladrey & Pullen, LLP (13)
27.1      Financial Data Schedule (13)

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

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(11) Incorporated herein by reference to the Company's Current Report on Form 8-K for November 17, 1999.

(12) Filed herewith and incorporated herein by reference to Note 15 of notes to consolidated financial statements, included in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(13)  Filed herewith.