Form 10-Q
period 1999-12-31
TODHUNTER INTERNATIONAL INC
filed 2000-02-15
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 1999

                          Commission File No. 1-13453


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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 11, 2000 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                     INDEX

                                                                                              PAGE NO.
PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Consolidated Balance Sheets -
                    December 31, 1999 and September 30, 1999                                       1

                    Consolidated Statements of Income -
                    Three Months Ended December 31, 1999 and 1998                                  3

                    Consolidated Statements of Cash Flows -
                    Three Months Ended December 31, 1999 and 1998                                  4

                    Notes to Consolidated Financial Statements                                     6

          Item 2    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                     12

          Item 3    Quantitative and Qualitative Disclosures About Market Risk                    17


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,               September 30,
                                                                       1999                       1999
                                                               -------------------         -----------------
                                                                   (Unaudited)                      *
                        ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $  6,748,670              $  5,265,318
    Short-term investments                                              2,547,365                 2,547,365
    Trade receivables                                                  13,906,926                12,161,401
    Other receivables                                                   1,300,101                 2,316,398
    Inventories                                                        23,029,953                23,011,883
    Notes receivable, current maturities                                1,444,593                 1,439,796
    Deferred income taxes                                               1,000,750                   929,000
    Other current assets                                                1,627,471                 1,899,672
                                                                     ------------              ------------
        Total current assets                                           51,605,829                49,570,833
                                                                     ------------              ------------

LONG-TERM NOTES  RECEIVABLE
    Less current maturities                                             5,443,452                 5,525,780
                                                                     ------------              ------------

PROPERTY AND EQUIPMENT                                                 77,351,484                75,821,301
    Less accumulated depreciation                                      37,042,372                36,047,273
                                                                     ------------              ------------
                                                                       40,309,112                39,774,028
                                                                     ------------              ------------

GOODWILL, less accumulated amortization                                22,909,013                   356,678
                                                                     ------------              ------------
OTHER ASSETS                                                            2,667,941                 1,939,927
                                                                     ------------              ------------
                                                                     $122,935,347              $ 97,167,246
                                                                     ------------              ------------
                                                                     ------------              ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,            September 30,
                                                                               1999                     1999
                                                                        --------------------     -------------------
                                                                            (Unaudited)                   *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                       $  8,000,000        $  6,000,000
    Accounts payable                                                              4,852,716           4,417,313
    Accrued interest expense                                                        359,166           1,261,542
    Other accrued expenses                                                        1,932,441           1,646,462
                                                                               ------------        ------------
        Total current liabilities                                                15,144,323          13,325,317

LONG-TERM DEBT, less current maturities                                          51,007,297          28,000,000

DEFERRED INCOME TAXES                                                             4,268,750           4,345,000

OTHER LIABILITIES                                                                 1,199,786             303,835
                                                                               ------------        ------------
                                                                                 71,620,156          45,974,152
                                                                               ------------        ------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; authorized
        2,500,000 shares, no shares issued                                                -                   -
    Common stock, par value $.01 per share; authorized
        10,000,000 shares; issued 5,612,934 December 31, 1999
        and September 30, 1999                                                       56,129              56,129
    Additional paid-in capital                                                   18,326,014          18,326,014
    Retained earnings                                                            33,670,828          33,548,731
                                                                               ------------        ------------
                                                                                 52,052,971          51,930,874
    Less cost of 99,200 shares of treasury stock                                   (737,780)           (737,780)
                                                                               ------------        ------------
                                                                                 51,315,191          51,193,094
                                                                               ------------        ------------
                                                                               $122,935,347        $ 97,167,246
                                                                               ------------        ------------
                                                                               ------------        ------------

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                Three Months Ended December 31,
                                                                                -------------------------------
                                                                                   1999                1998
                                                                               ------------        ------------
Sales                                                                          $ 29,587,358        $ 26,263,817
    Less excise taxes                                                             9,125,535           9,722,895
                                                                               ------------        ------------
    Net Sales                                                                    20,461,823          16,540,922

Cost of goods sold                                                               13,954,744          11,184,277
                                                                               ------------        ------------
    Gross profit                                                                  6,507,079           5,356,645

Selling, general and administrative expenses                                      4,166,028           3,591,590
                                                                               ------------        ------------
    Operating income                                                              2,341,051           1,765,055
                                                                               ------------        ------------


Other income (expense):
    Interest income                                                                 270,773             156,686
    Interest expense                                                             (1,037,205)           (923,832)
    Equity in income (losses) of equity investee                                     29,487             (15,348)
    Other, net                                                                      110,835             162,742
                                                                               ------------        ------------
                                                                                   (626,110)           (619,752)
                                                                               ------------        ------------

Income before income taxes and extraordinary item                                 1,714,941           1,145,303
                                                                               ------------        ------------

Income tax expense (benefit):

    Current                                                                         572,054             277,428
    Deferred                                                                       (148,000)            (83,750)
                                                                               ------------        ------------
                                                                                    424,054             193,678
                                                                               ------------        ------------

    Income before extraordinary item                                              1,290,887             951,625

    Extraordinary item - early extinguishment of debt,
    net of income taxes of $382,075                                              (1,168,790)                  -
                                                                               ------------        ------------

    Net income                                                                 $    122,097        $    951,625
                                                                               ------------        ------------
                                                                               ------------        ------------

Earnings per common share - basic:
    Income before extraordinary item                                           $       0.23        $       0.19
    Extraordinary item                                                                (0.21)                  -
                                                                               ------------        ------------
    Net Income                                                                 $       0.02        $       0.19
                                                                               ------------        ------------
                                                                               ------------        ------------

Earnings per common share - diluted:
    Income before extraordinary item                                           $       0.23        $       0.19
    Extraordinary item                                                                (0.21)                  -
                                                                               ------------        ------------
    Net Income                                                                 $       0.02        $       0.19
                                                                               ------------        ------------
                                                                               ------------        ------------

Common shares and equivalents outstanding:
    Basic                                                                         5,513,734           4,917,051
                                                                               ------------        ------------
                                                                               ------------        ------------
    Diluted                                                                       5,576,703           4,930,201
                                                                               ------------        ------------
                                                                               ------------        ------------

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended December 31,
                                                                             ----------------------------------
                                                                                  1999                1998
                                                                             ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                 $    122,097        $    951,625
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                             1,093,726           1,078,228
         Amortization                                                               152,211              23,527
         (Gain) on sale of property and equipment                                   (38,506)            (28,285)
         Equity in (income) losses of equity investee                               (29,487)             15,348
         Deferred income taxes                                                     (148,000)            (83,750)
         Extraordinary item - early extinguishment of debt                        1,168,790                   -
         Changes in assets and liabilities:
         (Increase) decrease in:
            Receivables                                                           1,273,488           1,544,916
            Inventories                                                             870,181            (251,900)
            Other current assets                                                    318,453             (32,204)
         Increase (decrease) in:
            Accounts payable                                                       (475,789)            (88,297)
            Accrued interest expense                                               (902,376)           (756,925)
            Other accrued expenses                                                  266,744          (1,392,465)
            Other liabilities                                                       122,714                 100
                                                                               ------------        ------------
               Net cash provided by operating activities                          3,794,246             979,918
                                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                                     47,737              37,030
    Principal payments received on notes receivable                                 327,531             375,783
    Purchase of property and equipment                                           (1,631,783)           (358,118)
    Disbursements for notes receivable                                             (250,000)           (632,666)
    Purchase of Monarch Wine Company                                            (23,518,064)                  -
    (Increase) decrease in other assets                                          (1,124,822)            (14,347)
                                                                               ------------        ------------
               Net cash used in investing activities                           $(26,149,401)       $   (592,318)
                                                                               ------------        ------------

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                Three Months Ended December 31,
                                                                             -------------------------------------
                                                                                   1999                 1998
                                                                             ----------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on line of credit                                           $  2,698,009        $    497,015
    Extraordinary item - early extinguishment of debt                            (1,168,790)                  -
    Proceeds from long-term borrowings                                           56,309,288                   -
    Purchase of treasury stock                                                            -            (406,075)
    Principal payments on long-term borrowings                                  (34,000,000)           (492,218)
                                                                               ------------        ------------
              Net cash provided by (used in) financing activities                23,838,507            (401,278)
                                                                               ------------        ------------

              Net increase (decrease) in cash and cash equivalents                1,483,352             (13,678)
Cash and cash equivalents:
    Beginning                                                                     5,265,318           5,629,016
                                                                               ------------        ------------
    Ending                                                                     $  6,748,670        $  5,615,338
                                                                               ------------        ------------
                                                                               ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
    Cash payments for:
         Interest                                                              $  1,939,581        $  1,680,757
                                                                               ------------        ------------
                                                                               ------------        ------------
         Income taxes                                                          $     12,211        $     51,063
                                                                               ------------        ------------
                                                                               ------------        ------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
AND FINANCING ACTIVITIES
    Acquisition of Monarch Wine Company:
         Cash purchase price                                                   $ 23,518,064        $          -
                                                                               ------------        ------------
                                                                               ------------        ------------

         Working capital acquired                                              $  2,006,792        $          -
         Goodwill                                                                22,284,509                   -
         Operating lease assumed, to be abandoned                                  (773,237)                  -
                                                                               ------------        ------------
                                                                               $ 23,518,064        $          -
                                                                               ------------        ------------
                                                                               ------------        ------------

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


Note 2. Inventories

The major components of inventories are:

                                                           December 31,         September 30,
                                                              1999                  1999
                                                           ------------        --------------
                                                           (Unaudited)
Finished goods                                             $ 15,585,449        $ 15,076,552
Work in process                                                 944,941             583,884
Raw materials and supplies                                    6,499,563           7,351,447
                                                           ------------        ------------

                                                           $ 23,029,953        $ 23,011,883
                                                           ------------        ------------
                                                           ------------        ------------

Note 3. Financing Arrangements

Long-term debt consists of the following as of December 31, 1999.

    Term loans under a credit agreement (i), interest based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. Quarterly principal installments of $2,000,000 beginning
        March 31, 2000 through September 30, 2004 with any remaining balance due
        December 31, 2004.                                                                $    56,000,000

    Revolving loans of $15,000,000 under a credit agreement (i), interest payable monthly based upon either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement.  The
        revolving lines of credit terminate in November 2002.                                   2,698,009

    Other                                                                                         309,288
                                                                                          ---------------
                                                                                               59,007,297
    Less current maturities                                                                     8,000,000
                                                                                          ---------------
                                                                                          $    51,007,297
                                                                                          ---------------
                                                                                          ---------------

                                   (Unaudited)



Note 3. Financing Arrangements (Continued)

(i) In November 1999, the Company entered into a $71 million credit agreement which consists of $56 million of term loans and $15 million of revolving loans. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds from these loans were used to retire the previous finance agreements and to finance the Monarch Acquisition (see Note 6). The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

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

On January 14, 2000, the Company entered into an interest rate swap agreement. The agreement calls for the Company to exchange monthly, beginning January 31, 2000 through December 31, 2001, interest payment streams calculated on a notional balance equal to the principal balance of the term loans payable. The agreement caps the applicable Eurodollar rate at 7.5%.

                                   (Unaudited)



Note 4. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                             Three Months Ended December 31
                                                           ---------------------------------
                                                                1999                1998
                                                           --------------      -------------
Income before extraordinary item                           $  1,290,887        $    951,625
                                                           ------------        ------------
                                                           ------------        ------------
Net income                                                 $    122,097        $    951,625
                                                           ------------        ------------
                                                           ------------        ------------
Determination of shares:
    Weighted average number of
        common shares outstanding                             5,513,734           4,917,051

    Shares issuable on exercise
        of stock options, net of shares
        assumed to be purchased out of proceeds                  62,969              13,150
                                                           ------------        ------------
    Average common shares outstanding for
        diluted computation                                   5,576,703           4,930,201
                                                           ------------        ------------
                                                           ------------        ------------

Earnings per common share - basic:
    Income before extraordinary item                       $       0.23        $       0.19
    Extraordinary item                                            (0.21)                  -
                                                           ------------        ------------
    Net income                                             $       0.02        $       0.19
                                                           ------------        ------------
                                                           ------------        ------------

Earnings per common share - diluted:
    Income before extraordinary item                       $       0.23        $       0.19
    Extraordinary item                                            (0.21)                  -
                                                           ------------        ------------
    Net income                                             $       0.02        $       0.19
                                                           ------------        ------------
                                                           ------------        ------------

The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of the subsidiary's income as determined under United States Federal income tax laws. The impact of this benefit on the Company's earnings per share was $0.05 for the three months ended December 31, 1999 and December 31, 1998.

                                   (Unaudited)


Note 5. Segment and Geographical Information

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate related items and the results of certain nonmaterial operations.

As of December 31, 1999, goodwill of $22.3 million related to the Monarch Acquisition (see Note 6) has been included in Corporate Operations and Other under identifiable assets. The Company intends to allocate goodwill between bulk alcohol products and vinegar and cooking wine during its second quarter ended March 31, 2000.

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company's operating segments for the three months ended December 31, 1999 and 1998 are as follows:

(in thousands)                                                                     1999               1998
---------------------------------------------------------------------------------------------------------------
NET SALES
   Bulk Alcohol Products                                                       $      8,238        $      7,325
   Premium Branded Spirits                                                            3,634               2,371
   Bottling Operations                                                                3,459               3,679
   Vinegar and Cooking Wine                                                           4,387               2,514
   Corporate Operations and Other                                                       744                 652
                                                                               ------------        ------------
                                                                               $     20,462        $     16,541
                                                                               ------------        ------------
                                                                               ------------        ------------

OPERATING INCOME (LOSS)
   Bulk Alcohol Products                                                       $      3,153        $      3,170
   Premium Branded Spirits                                                               27                (162)
   Bottling Operations                                                                 (390)               (317)
   Vinegar and Cooking Wine                                                             989                 288
   Corporate Operations and Other                                                    (1,438)             (1,214)
                                                                               ------------        ------------
                                                                               $      2,341        $      1,765
                                                                               ------------        ------------
                                                                               ------------        ------------

IDENTIFIABLE ASSETS
   Bulk Alcohol Products                                                       $     46,025        $     42,997
   Premium Branded Spirits                                                            4,001               4,762
   Bottling Operations                                                               24,105              24,259
   Vinegar and Cooking Wine                                                           8,619               6,673
   Corporate Operations and Other                                                    40,185              16,561
                                                                               ------------        ------------
                                                                               $    122,935        $     95,252
                                                                               ------------        ------------
                                                                               ------------        ------------

                                   (Unaudited)

(in thousands)                                                                     1999               1998
---------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                                                       $        578        $        532
   Premium Branded Spirits                                                               27                  22
   Bottling Operations                                                                  360                 366
   Vinegar and Cooking Wine                                                              87                  80
   Corporate Operations and Other                                                       194                 102
                                                                               ------------        ------------
                                                                               $      1,246        $      1,102
                                                                               ------------        ------------
                                                                               ------------        ------------

CAPITAL EXPENDITURES
   Bulk Alcohol Products                                                       $      1,247        $         91
   Premium Branded Spirits                                                               23                  84
   Bottling Operations                                                                  196                 163
   Vinegar and Cooking Wine                                                              83                   1
   Corporate Operations and Other                                                        63                  19
                                                                               ------------        ------------
                                                                               $      1,612        $        358
                                                                               ------------        ------------
                                                                               ------------        ------------

Sales and operating income for the three months ended December 31, 1999 and 1998 and identifiable assets as of the end of each period classified by geographic area, were as follows:

                                                                                U.S. VIRGIN
                                                                                ISLANDS AND
                                                            UNITED STATES       THE BAHAMAS         CONSOLIDATED
                                                         ------------------- ------------------  ------------------
December 31, 1999:
    Net sales                                               $    16,999,644     $    3,462,179      $   20,461,823
    Operating income                                              1,512,794            828,257           2,341,051
    Identifiable assets                                          88,903,676         34,031,671         122,935,347
December 31, 1998:
    Net sales                                                    13,273,156          3,267,766          16,540,922
    Operating income                                              1,067,143            697,912           1,765,055
    Identifiable assets                                          62,487,511         32,764,279          95,251,790

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $1,218,000 and $1,760,000 for the three months ended December 31, 1999 and 1998, respectively.


Note 6. Acquisition of Monarch Wine Company

On November 17, 1999, the Company acquired substantially all of the assets of Monarch Wine Company of Atlanta, Georgia ("Monarch"), a privately held company (the "Monarch Acquisition"). Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. The Monarch operations are included in the Company's bulk alcohol products and vinegar and cooking wine segments. The purchase price was $23.5 million and includes approximately $22.3 million of goodwill. Goodwill is being amortized over 20 years.

                                   (Unaudited)


Note 7. Extraordinary Item

The Company incurred $1,168,790, net of income taxes, in additional expenses related to the prepayment of its previous debt. These expenses are reflected as an extraordinary item in the Company's consolidated statement of income for the three months ended December 31, 1999.

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

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 and (ii) the financial liquidity and capital resources for year ended September 30, 2000 ("Fiscal 2000"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

         Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 5 to the Company's consolidated financial statements located in Item 1 of this Report on Form 10-Q.

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

RECENT ACQUISITION

         On November 17, 1999, the Company acquired substantially all of the assets of Monarch. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

         The purchase price was $23.5 million. The Monarch Acquisition strengthens the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and improves the Company's plant capacity utilization since the Company plans to discontinue wine production at the Monarch facility in Atlanta, Georgia in Fiscal 2000 and will integrate its wine production into the Company's existing facilities. There are also synergies in the areas of sales, distribution and administrative overhead. The Company expects to complete the integration of Monarch's wine production during its second quarter ending March 31, 2000.

RESULTS OF OPERATIONS

         The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                                                    Three Months Ended
                                                                       December 31,
                                                                ---------------------------
                                                                  1999              1998
                                                                ---------          --------
         Net sales                                                 100.0%            100.0%
         Cost of goods sold                                         68.2              67.6
                                                                ---------          --------
         Gross margin                                               31.8              32.4
         Selling, general and
           administrative expenses                                  20.4              21.7
                                                                ---------          --------
         Operating income                                           11.4              10.7
         Interest expense                                           (5.1)             (5.6)
         Other income (expense), net                                 2.1               1.8
                                                                ---------          --------
         Income before income taxes                                  8.4               6.9
         Income tax expense                                         (2.1)             (1.1)
                                                                ---------          --------
         Income before extraordinary item                            6.3               5.8
         Extraordinary item                                         (5.7)                -
                                                                ---------          --------
         Net income                                                  0.6%              5.8%
                                                                ---------          --------
                                                                ---------          --------

                                                             Three Months Ended December 31,              % Change
                                                           ------------------------------------        ------------
                                                                        1999             1998                99/98
                                                                        ----             ----                -----
                                                                       (In thousands)
         Bulk alcohol products                                         8,238             7,325                12.5
         Premium branded spirits                                       3,634             2,371                53.3
         Bottling operations                                           3,459             3,679                (6.0)
         Vinegar and cooking wine                                      4,387             2,514                74.5
         Corporate operations and other                                  744               652                13.9
                                                           ------------------    --------------        ------------
                                                           $          20,462     $      16,541                23.7
                                                           ------------------    --------------        ------------
                                                           ------------------    --------------        ------------

The following table provides unit sales volume data for certain Company products.

                                                             Three Months Ended December 31,              % Change
                                                           ------------------------------------        ------------
                                                                        1999             1998                99/98
                                                                        ----             ----                -----
                                                                           (In thousands)
Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus brandy                                                       432             306               41.0
     Citrus spirits                                                      397             227               74.8
     Rum                                                               1,075           1,049                2.5
     Cane spirits                                                        147             138                7.2
   Fortified citrus wine, in gallons                                   2,055           1,735               18.5
Premium branded spirits, in cases                                         68              51               33.8
Bottling operations, in cases                                            619             684               (9.5)
Vinegar
   Bulk, in 100 grain gallons                                          1,146           1,094                4.9
   Cases                                                                 158             113               40.5
   Drums, in 100 grain gallons                                           355             161              119.7
Cooking Wine
   Bulk, in gallons                                                       30              28                9.5
   Cases                                                                  64              64                0.1

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998. Unless otherwise noted, references to 1999 represent the three month period ending December 31, 1999 and references to 1998 represent the three month period ending December 31, 1998.

     NET SALES. Net sales were $20.5 million in 1999, an increase of 23.7% from net sales of $16.5 million in 1998.

     Net sales of bulk alcohol products were $8.2 million in 1999, an increase of 12.5% from net sales of $7.3 million in 1998. The increase resulted primarily from (i) an increase in sales due to the timing of customer orders, and (ii) increased sales of bulk alcohol resulting from the Monarch Acquisition.

     Net sales of premium branded spirits were $3.6 million in 1999, an increase of 53.3% from net sales of $2.4 million in 1998. Sales increases reflect the continued expansion by the Company of its distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila.

     Net sales in the Company's bottling operations were $3.5 million in 1999, a decrease of 6.0% from net sales of $3.7 million in 1998. The Company's overall bottling volume decreased 9.5% in 1999 due to the timing of customer orders.

     Net sales of vinegar and cooking wine were $4.4 million in 1999, an increase of 74.5% from net sales of $2.5 million in 1998. The increase in net sales is primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $6.5 million in 1999, an increase of 21.5% from gross profit of $5.4 million in 1998. Gross margin decreased to 31.8% in 1999 from 32.4% in 1998. The decrease in gross margin is primarily attributable to a change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.2 million in 1999, an increase of 16.0% from $3.6 million in 1998. Selling, general and administrative expenses were 20.4% of net sales in 1999 and 21.7% in 1998. The increase in selling, general and administrative expenses in 1999, is primarily attributable to (1) increased marketing expenses and new employees related to the Company's efforts in increasing its distribution network for its premium branded spirits, (2) additional expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 1999 and 1998.

                                                             Three Months Ended December 31,             % Change
                                                           -----------------------------------         ------------
                                                                   1999             1998                   99/98
                                                                   ----             ----                   -----
                                                                       (In thousands)
Bulk alcohol products                                      $          3,153            3,170                 (0.6)
Premium branded spirits                                                  27             (162)               116.4
Bottling operations                                                    (390)            (317)               (22.9)
Vinegar and cooking wine                                                989              288                243.3
Corporate operations and other                                       (1,438)          (1,214)               (18.4)
                                                             --------------     ------------
                                                             $        2,341     $      1,765                 32.6
                                                             --------------     ------------
                                                             --------------     ------------

As a result of the above factors, operating income was $2.3 million in 1999, an increase of 32.6% from operating income of $1.8 million in 1998.

       INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The increase in interest income in 1999 is attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1998.

     INTEREST EXPENSE. Interest expense was $1.0 million in 1999 and $.9 million in 1998. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 1999 as compared to 1998.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24.7% in 1999 and 16.9% in 1998. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from U.S. federal income taxes.

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 1999 was $3.8 million, which resulted from $1.1 million in net income adjusted for noncash items, a $1.2 million extraordinary item and $1.5 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 1999 was $26.1 million, which resulted primarily from $1.6 million of capital expenditures and $23.5 million from the Monarch Acquisition.

         Net cash provided by financing activities in 1999 was $23.8 million, which resulted from (1) proceeds from term loans and other notes of $56.3 million, (2) an increase in the line of credit of $2.7 million; offset by (3) payments of long-term debt totaling $34 million and (4) a $1.2 million prepayment penalty, net of income taxes.

         At December 31, 1999, the Company had revolving credit of $15 million, which expires November 1, 2002. The borrowings under this line were $2.7 million at December 31, 1999. Beginning March 31, 2000, the credit agreement requires the Company to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

         The Company's total debt was $59.0 million as of December 31, 1999, and its ratio of debt to equity was 1.1 to 1.

         With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for income taxes which would resultfrom the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8.2 million and $15.8 million, respectively, as of September 30, 1999. See
Note 8 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, for additional information on income taxes related to these subsidiaries.

         Based on current plans and business conditions, management expects that its cash, cash equivalents, and short-term investments, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

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

         The Company has completed a comprehensive program to identify, evaluate and address issues associated with the ability of its information technology and core non-information technology systems to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems and a material adverse effect on the Company's operations as a result of the century change. Each of the information technology software programs that the Company currently uses has either been certified by its respective vendor as Year 2000 compliant or has been replaced with software that is so certified. The Company has conducted comprehensive tests of all of its software programs for Year 2000 compliance as part of its Year 2000 readiness program. The Company believes that its core non-information technology systems, such as its bottling and production equipment, air conditioning/refrigeration units, telephones and faxes will not be adversely affected by the Year 2000, due to the completion of its tests and evaluation of such equipment. As part of its Year 2000 compliance program, the Company contacted its significant vendors, suppliers and customers to ascertain whether the systems used by such third parties are Year 2000 compliant. The Company has completed all Year 2000 compliance software testing.

         The Company spent approximately $531,000 to reprogram, replace and test its information technology software for Year 2000 compliance. These costs and expenses have been capitalized.

         Through the date of this report the Company has not experienced any adverse effects on its operations as a result of the Year 2000 issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           Market Risk Analysis

                            December 31, 1999

                          Expected Maturity Date
                   (Based on a September 30 Fiscal Year)

                     -----------------------------------------------------------------------------------------------------
                         2000        2001        2002        2003        2004      Thereafter       Total      Fair Value
                     ----------- ----------- ------------ ----------  -----------  -----------   -----------  ------------
Assets
  Notes receivable:
    Fixed rate       $ 1,082,779 $ 1,378,680 $   496,196  $  532,916  $   572,365  $  2,825,109  $ 6,888,045  $  6,709,397
    Average interest
     rate                  7.13%       7.33%       7.64%       7.71%        7.80%         7.95%        7.48%        -

Liabilities
  Long-term debt:
    Variable rate    $ 6,000,000 $ 8,000,000 $ 8,000,000  $8,000,000  $ 8,000,000  $ 18,000,000  $ 56,000,000 $ 56,000,000
    Average interest
     rate                 8.635%      8.635%      8.635%      8.635%       8.635%        8.635%        8.635%       -

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT INDEX

3.1      Amended and Restated Certificate of Incorporation of Todhunter
         International, Inc. (1)

3.2      Amended and Restated By-Laws of Todhunter International, Inc. (12)

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

10.17 Credit Agreement dated as of November 17, 1999, by and among Todhunter International, Inc. and each of the Financial Institutions
         Initially a Signatory thereto, and SOUTHTRUST BANK, National
         Association (11)

10.18    Executive Employment Agreement dated as of July 15, 1999, between
         Thomas A. Valdes and Todhunter International, Inc. (12)

10.19    Executive Employment Agreement dated as of July 15, 1999, between Jay
         S. Maltby and Todhunter International, Inc. (12)

10.20    Executive Employment Agreement dated as of July 15, 1999., between A.
         Kenneth Pincourt, Jr. and Todhunter International, Inc. (12)

10.21    Executive Employment Agreement dated as of July 15, 1999., between D.
         Chris Mitchell and Todhunter International, Inc. (12)

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

(11) Incorporate herein by reference to the Company's Report on Form 8-K for November 17, 1999.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(13) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(14) Filed herewith.

     (b) REPORTS ON FORM 8-K

         During the first quarter of Fiscal 2000, the Company filed the following current reports on Form 8-K:

         (1) Form 8-K dated November 17, 1999. This Form 8-K reported information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

         (2) Form 8-K/A dated November 17, 1999. This Form 8-K/A reported information under Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 11, 2000                 /s/ A. Kenneth Pincourt, Jr.
                                        ---------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer


Date: February 11, 2000                 /s/ Troy Edwards
                                        ---------------------------------
                                        Troy Edwards
                                        Chief Financial Officer,
                                        Treasurer and Controller