Form 10-Q
period 2000-03-31
TODHUNTER INTERNATIONAL INC
filed 2000-05-15
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  MARCH 31, 2000
                           Commission File No. 1-13453


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

222 LAKEVIEW AVENUE,     SUITE 1500,      WEST PALM BEACH, FL           33401
-----------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (561) 655-8977


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 11, 2000 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

                  Item 1     Financial Statements

                            Consolidated Balance Sheets -
                            March 31, 2000 and September 30, 1999                                        1

                            Consolidated Statements of Income -
                            Six and Three Months Ended March 31, 2000 and 1999                           3

                            Consolidated Statements of Cash Flows -
                            Six Months Ended March 31, 2000 and 1999                                     4

                            Notes to Consolidated Financial Statements                                   6

                  Item 2    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                   11

                  Item 3    Quantitative and Qualitative Disclosures About Market Risk                  17


PART II           OTHER INFORMATION

                  Item 1    Legal Proceedings                                                            *

                  Item 2    Changes in Securities                                                        *

                  Item 3    Defaults Upon Senior Securities                                              *

                  Item 4    Submission of Matters to a Vote of Security Holders                         18

                  Item 5    Other Information                                                            *

                  Item 6    Exhibits and Reports on Form 8-K                                            18

                  Signatures                                                                            21


* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,                September 30,
                                                        2000                       1999
                                                --------------------       ------------------
                                                    (Unaudited)                      *
              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                  $         2,843,077        $       5,265,318
     Short-term investments                               6,413,240                2,547,365
     Trade receivables                                   14,977,305               12,161,401
     Other receivables                                    1,511,067                2,316,398
     Inventories                                         24,004,147               23,011,883
     Notes receivable, current maturities                 1,442,571                1,439,796
     Deferred income taxes                                1,073,000                  929,000
     Other current assets                                 1,317,612                1,899,672
                                                --------------------       ------------------
         Total current assets                            53,582,019               49,570,833
                                                --------------------       ------------------

LONG-TERM NOTES  RECEIVABLE,
     Less current maturities                              4,969,924                5,525,780
                                                --------------------       ------------------

PROPERTY AND EQUIPMENT                                   78,792,268               75,821,301
     Less accumulated depreciation                       38,151,747               36,047,273
                                                --------------------       ------------------
                                                         40,640,521               39,774,028
                                                --------------------       ------------------

GOODWILL, less accumulated amortization                  22,633,444                  356,678
                                                --------------------       ------------------

OTHER ASSETS                                              2,882,447                1,939,927
                                                --------------------       ------------------
                                                $       124,708,355        $      97,167,246
                                                ====================       ==================


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                  March 31,           September 30,
                                                                    2000                  1999
                                                               -------------         -------------
                                                                (Unaudited)               *
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                      $   8,000,000         $   6,000,000
     Accounts payable                                              4,283,809             4,417,313
     Accrued interest expense                                        102,763             1,261,542
     Other accrued expenses                                        2,202,469             1,646,462
                                                               -------------         -------------
         Total current liabilities                                14,589,041            13,325,317

LONG-TERM DEBT, less current maturities                           52,850,274            28,000,000

DEFERRED INCOME TAXES                                              4,199,000             4,345,000

OTHER LIABILITIES                                                    425,649               303,835
                                                               -------------         -------------
                                                                  72,063,964            45,974,152
                                                               -------------         -------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares,
         no shares issued                                                  -                     -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934
         March 31, 2000 and September 30, 1999                        56,129                56,129
     Additional paid-in capital                                   18,326,014            18,326,014
     Retained earnings                                            35,000,028            33,548,731
                                                               -------------         -------------
                                                                  53,382,171            51,930,874
     Less cost of 99,200 shares of treasury stock                   (737,780)             (737,780)
                                                               -------------         -------------
                                                                  52,644,391            51,193,094
                                                               -------------         -------------
                                                               $ 124,708,355         $  97,167,246
                                                               =============         =============



*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Six Months Ended March 31,         Three Months Ended March 31,
                                                   ------------------------------      ------------------------------
                                                      2000              1999              2000             1999
                                                   ------------      ------------      ------------      ------------

Sales                                              $ 60,819,573      $ 54,355,721      $ 31,232,215      $ 28,091,904
     Less excise taxes                               16,900,111        18,783,716         7,774,576         9,060,821
                                                   ------------      ------------      ------------      ------------
     Net Sales                                       43,919,462        35,572,005        23,457,639        19,031,083

Cost of goods sold                                   30,136,075        24,109,311        16,181,331        12,925,034
                                                   ------------      ------------      ------------      ------------
     Gross profit                                    13,783,387        11,462,694         7,276,308         6,106,049

Selling, general and administrative expenses          8,742,709         7,346,031         4,576,681         3,754,441
                                                   ------------      ------------      ------------      ------------
     Operating income                                 5,040,678         4,116,663         2,699,627         2,351,608
                                                   ------------      ------------      ------------      ------------

Other income (expense):
    Interest income                                     501,969           332,947           231,196           176,261
    Interest expense                                 (2,223,340)       (1,859,024)       (1,186,135)         (935,192)
    Equity in (loss) of equity investee                 (39,392)         (102,948)          (68,879)          (87,600)
    Other, net                                          121,012           427,009            10,177           264,267
                                                   ------------      ------------      ------------      ------------
                                                     (1,639,751)       (1,202,016)       (1,013,641)         (582,264)
                                                   ------------      ------------      ------------      ------------

Income before income taxes and
  extraordinary item                                  3,400,927         2,914,647         1,685,986         1,769,344
                                                   ------------      ------------      ------------      ------------

Income tax expense (benefit):
     Current                                          1,070,840           865,520           498,786           588,092
     Deferred                                          (290,000)         (167,000)         (142,000)          (83,250)
                                                   ------------      ------------      ------------      ------------
                                                        780,840           698,520           356,786           504,842
                                                   ------------      ------------      ------------      ------------

     Income before extraordinary item                 2,620,087         2,216,127         1,329,200         1,264,502
                                                   ------------      ------------      ------------      ------------

     Extraordinary item - early extinguishment
     of debt, net of income taxes of $382,075        (1,168,790)                -                 -                 -
                                                   ------------      ------------      ------------      ------------

     Net income                                    $  1,451,297      $  2,216,127      $  1,329,200      $  1,264,502
                                                   ------------      ------------      ------------      ------------

Earnings per common share - basic:
     Income before extraordinary item              $       0.48      $       0.45      $       0.24      $       0.26
     Extraordinary item                                   (0.21)                -                 -                 -
                                                   ------------      ------------      ------------      ------------
     Net income                                    $       0.27      $       0.45      $       0.24      $       0.26
                                                   ------------      ------------      ------------      ------------


Earnings per common share - diluted:
     Income before extraordinary item              $       0.47      $       0.45      $       0.24      $       0.26
     Extraordinary item                                   (0.21)                -                 -                 -
                                                   ------------      ------------      ------------      ------------
     Net income                                    $       0.26      $       0.45      $       0.24      $       0.26
                                                   ------------      ------------      ------------      ------------

Common shares and equivalents outstanding:
     Basic                                            5,513,734         4,900,027         5,513,734         4,882,625
                                                   ------------      ------------      ------------      ------------
     Diluted                                          5,566,322         4,914,179         5,551,781         4,897,787
                                                   ------------      ------------      ------------      ------------

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended March 31,
                                                                          ----------------------------------
                                                                                2000                1999
                                                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                           $  1,451,297         $  2,216,127
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                        2,213,309            2,178,666
         Amortization                                                          498,767               47,054
         (Gain) on sale of property and equipment                              (41,254)            (268,174)
         Equity in loss of equity investee                                      39,392              102,948
         Deferred income taxes                                                (290,000)            (167,000)
         Extraordinary item - early extinguishment of debt                   1,168,790                    -
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                       (7,857)             (26,134)
              Inventories                                                     (104,013)          (1,566,268)
              Other current assets                                             628,312             (206,297)
         Increase (decrease) in:
              Accounts payable                                              (1,044,696)           1,628,207
              Accrued interest expense                                      (1,158,779)                   -
              Other accrued expenses                                           536,772           (1,201,748)
              Other liabilities                                               (651,423)             190,047
                                                                          ------------         ------------
                         Net cash provided by operating activities           3,238,617            2,927,428
                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                               46,780              456,945
     Principal payments received on notes receivable                           860,255              725,240
     Purchase of property and equipment                                     (3,072,567)            (991,873)
     Disbursements for notes receivable                                       (307,174)            (632,666)
     Purchase of short-term investments                                     (6,413,240)                   -
     Redemption of short-term investments                                    2,547,365                    -
     Purchase of Monarch Wine Company                                      (23,518,064)                   -
     (Increase) in other assets                                             (1,485,697)            (400,409)
                                                                          ------------         ------------
         Net cash used in investing activities                            $(31,342,342)        $   (842,763)
                                                                          ------------         ------------

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                           Six Months Ended March 31,
                                                                      ---------------------------------
                                                                          2000                1999
                                                                      ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                 $  5,995,222         $  1,238,621
     Prepayment penalty, net of income taxes                            (1,168,790)                   -
     Proceeds from long-term borrowings                                 56,914,901                    -
     Purchase of treasury stock                                                  -             (657,888)
     Principal payments on long-term borrowings                        (36,059,849)          (1,484,436)
                                                                      ------------         ------------
          Net cash provided by (used in) financing activities           25,681,484             (903,703)
                                                                      ------------         ------------

          Net increase (decrease) in cash and cash equivalents          (2,422,241)           1,180,962
Cash and cash equivalents:
     Beginning                                                           5,265,318            5,629,016
                                                                      ------------         ------------
     Ending                                                           $  2,843,077         $  6,809,978
                                                                      ------------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                     $  3,382,119         $  1,859,024
                                                                      ------------         ------------
         Income taxes                                                 $    389,045         $    830,564
                                                                      ------------         ------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
     Acquisition of Monarch Wine Company:
       Cash purchase price                                            $ 23,518,064         $          -
                                                                      ------------         ------------

       Working capital acquired                                       $  2,006,792         $          -
       Goodwill                                                         22,284,509                    -
       Operating lease assumed, to be abandoned                           (737,237)                   -
                                                                      ------------         ------------
                                                                      $ 23,518,064         $          -
                                                                      ------------         ------------


       Property and equipment exchanged for note receivable           $          -         $    850,000
                                                                      ------------         ------------


See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.


Note 2.  Inventories


The major components of inventories are:

                                  MARCH 31, 2000       SEPTEMBER 30, 1999
                                 ---------------       ------------------
                                   (Unaudited)

Finished goods                  $      14,780,051        $      15,076,552
Work in process                         1,868,469                  583,884
Raw materials and supplies              7,355,627                7,351,447
                                ------------------       ------------------

                                $      24,004,147        $      23,011,883
                                ==================       ==================

                                   (Unaudited)



Note 3.  Financing Arrangements

Long-term debt consists of the following as of March 31, 2000:

    Term loans under a credit agreement (i), interest based on either the
         Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. Quarterly principal installments of
         $2,000,000 beginning March 31, 2000 through September 30, 2004
         with any remaining balance due December 31, 2004.                                $    54,000,000

     Revolving loans under a credit agreement (i), interest payable monthly based upon either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement.  The
         revolving lines of credit terminate in November 2002.                                  5,995,222

    Other                                                                                         855,052
                                                                                          ----------------
                                                                                               60,850,274
    Less current maturities                                                                     8,000,000
                                                                                          ----------------
                                                                                          $    52,850,274
                                                                                          ----------------

(i) In November 1999, the Company entered into a $71 million credit agreement which consists of $56 million of term loans and a $15 million revolving credit facility. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds from these loans were used to retire all borrowings under the previous finance agreements and to finance the Monarch Acquisition (see Note 6). The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

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



                                                     Six Months Ended March 31,       Three Months Ended March 31,
                                                   ----------------------------------------------------------------
                                                        2000              1999              2000            1999
                                                   -------------     --------------     ------------     ----------

Income before extraordinary item                   $   2,620,087     $    2,216,127     $  1,329,200     $1,264,502
                                                   -------------     --------------     ------------     ----------
Net income                                         $   1,451,297     $    2,216,127     $  1,329,200     $1,264,502
                                                   -------------     --------------     ------------     ----------
Determination of shares:
   Weighted average number of
       common shares outstanding                       5,513,734          4,900,027        5,513,734      4,882,625
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                    52,588             14,152           38,047         15,162
                                                   -------------     --------------     ------------     ----------
   Average common shares outstanding for
       diluted computation                             5,566,322          4,914,179        5,551,781      4,897,787
                                                   -------------     --------------     ------------     ----------
Earnings per common share - basic:
    Income before extraordinary item               $        0.48     $         0.45     $       0.24     $     0.26
    Extraordinary item                                     (0.21)                 -                -              -
                                                   -------------     --------------     ------------     ----------
    Net income                                     $        0.27     $         0.45     $       0.24     $     0.26
                                                   -------------     --------------     ------------     ----------

Earnings per common share - diluted:
    Income before extraordinary item               $        0.47     $         0.45     $       0.24     $     0.26
    Extraordinary item                                     (0.21)                 -                -              -
                                                   -------------     --------------     ------------     ----------
    Net income                                     $        0.26     $         0.45     $       0.24     $     0.26
                                                   -------------     --------------     ------------     ----------


The Company's Virgin Islands subsidiary has a five year tax exemption, expiring January 31, 2002, on 90% of its United States federal income taxes. The impact of this benefit on the Company was to increase earnings per share by $0.10 and $0.05 for the six and three months ended March 31, 2000 and $0.10 and $0.05 for the six and three months ended March 31, 1999.

Note 5.  Segment and Geographical Information

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

          Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
          Premium Branded Spirits (primarily rum, flavored rum and tequila) Bottling Operations (contract bottling services and proprietary and private label products)
          Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
          Corporate Operations and Other (primarily corporate related items)

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, equity in losses of equity investee, interest income and expense. Intersegment sales and transfers are not significant.

                                   (Unaudited)

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate related items and the results of certain nonmaterial operations.

As of March 31, 2000, goodwill of $22.3 million related to the Monarch Acquisition (see Note 6) was included in Corporate Operations and Other under identifiable assets. The Company intends to allocate such goodwill between bulk alcohol products and vinegar and cooking wine during its third quarter ending June 30, 2000.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's operating segments for the six and three months ended March 31, 2000 and 1999 and identifiable assets as of March 31, 2000 and 1999, are as follows:

                                          SIX MONTHS ENDED           THREE MONTHS ENDED
                                              MARCH 31,                    MARCH 31,
                                     -------------------------   -------------------------
(in thousands)                           2000          1999          2000           1999
------------------------------------------------------------------------------------------
NET SALES
   Bulk Alcohol Products              $  17,444      $ 16,021      $  9,206      $  8,696
   Premium Branded Spirits                6,785         5,242         3,151         2,871
   Bottling Operations                    8,095         8,160         4,636         4,481
   Vinegar and Cooking Wine              10,333         4,989         5,946         2,475
   Corporate Operations and Other         1,262         1,160           518           508
                                     -----------------------------------------------------
                                      $  43,919      $ 35,572      $ 23,457      $ 19,031
                                     =====================================================

OPERATING INCOME (LOSS)
   Bulk Alcohol Products              $   7,200      $  7,531      $  4,047      $  4,361
   Premium Branded Spirits                 (128)         (218)         (155)          (56)
   Bottling Operations                     (616)       (1,027)         (226)         (710)
   Vinegar and Cooking Wine               1,865           559           876           271
   Corporate Operations and Other        (3,280)       (2,728)       (1,842)       (1,514)
                                     -----------------------------------------------------
                                      $   5,041      $  4,117      $  2,700      $  2,352
                                     =====================================================

DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products              $   1,163      $  1,072      $    585      $    540
   Premium Branded Spirits                   52            46            25            24
   Bottling Operations                      735           742           375           376
   Vinegar and Cooking Wine                 181           160            94            80
   Corporate Operations and Other           581           206           387           104
                                     -----------------------------------------------------
                                      $   2,712      $  2,226      $  1,466      $  1,124
                                     =====================================================

CAPITAL EXPENDITURES
   Bulk Alcohol Products              $   2,313      $    402      $  1,066      $    311
   Premium Branded Spirits                   23           149             -            65
   Bottling Operations                      463           298           267           135
   Vinegar and Cooking Wine                 161            72            78            71
   Corporate Operations and Other           113            71            50            52
                                     -----------------------------------------------------
                                      $   3,073      $    992      $  1,461      $    634
                                     =====================================================

IDENTIFIABLE ASSETS
   Bulk Alcohol Products              $  49,389      $ 45,931
   Premium Branded Spirits                6,058         4,477
   Bottling Operations                   23,870        25,355
   Vinegar and Cooking Wine               7,435         6,677
   Corporate Operations and Other        37,956        16,370
                                     --------------------------
                                      $ 124,708      $ 98,810
                                      =======================

                                   (Unaudited)

Sales and operating income for the six and three months ended March 31, 2000 and 1999 and identifiable assets as of March 31, 2000 and 1999 classified by geographic area, were as follows:



                                                 U. S. VIRGIN
                                                  ISLANDS AND
SIX MONTHS ENDED                  UNITED STATES   THE BAHAMAS    CONSOLIDATED
----------------------------     ---------------------------------------------
  March 31, 2000:
       Net sales                  $ 37,170        $ 6,749         $ 43,919
       Operating income              3,516          1,525            5,041
       Identifiable assets          89,714         34,994          124,708
  March 31, 1999:
       Net sales                    29,317          6,255           35,572
       Operating income              2,764          1,353            4,117
       Identifiable assets          66,027         32,783          98,810

  THREE MONTHS ENDED
----------------------------
  March 31, 2000:
       Net sales                  $ 20,170        $ 3,287         $ 23,457
       Operating income              2,003            697            2,700
  March 31, 1999:
       Net sales                    16,044          2,987           19,031
       Operating income              1,697            655            2,352


Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $2,486,000 and $1,268,000 for the six and three months ended March 31, 2000 and $3,776,000 and $2,106,000 for the six and three months ended March 31, 1999.

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

The following pro forma summary presents the consolidated results of operations as if the acquisition had been made as of October 1, 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

Six Months Ended March 31 (in thousands, except per share data)       2000           1999
--------------------------------------------------------------------------------------------------
Net sales                                                           $45,688          $43,617
Income before extraordinary item                                      2,772            2,601
Net income                                                            1,603            2,601

Earnings per common share - basic:
   Income before extraordinary item                                 $  0.52          $  0.61
   Extraordinary item                                                 (0.21)              --
                                                                    -------          -------
   Net income                                                       $  0.31          $  0.61
                                                                    =======          =======
Earnings per common share - diluted:
   Income before extraordinary item                                 $  0.51          $  0.61
   Extraordinary item                                                 (0.21)              --
                                                                    -------          -------
   Net income                                                       $  0.30          $  0.61
                                                                    =======          =======

Note 7.  Extraordinary Item

The Company incurred $1,168,790, net of income taxes, in expenses related to the prepayment of its previous debt. These expenses are reflected as an extraordinary item in the Company's consolidated statement of income for the six months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, statements regarding revenue growth, expenditure levels and plans for development. These statements could be considered forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuation of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2000 compared to the six months ended March 31, 1999,
(ii) consolidated results of operations of the Company for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 and (iii) financial liquidity and capital resources for the year ended September 30, 2000 ("Fiscal 2000"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

         The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix can cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from November to June, corresponding to the Florida citrus harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

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

         The purchase price was $23.5 million. The Monarch Acquisition should strengthen the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and has improved the Company's plant capacity utilization since the Company has discontinued wine production at the Monarch facility in Atlanta, Georgia in Fiscal 2000 and integrated its wine production into the Company's existing facilities. Synergies have also been realized and are expected to be realized in the future in the areas of sales, distribution and administrative overhead. The Company completed the integration of Monarch's wine production during its second quarter ending March 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth statement of income items as a percentage of net sales.

                                           SIX MONTHS ENDED                     THREE MONTHS ENDED
                                               MARCH 31,                             MARCH 31,
                                     ------------------------------        ------------------------------

                                         2000               1999               2000               1999
                                     -----------        -----------        ----------        ------------
Net sales                                 100.0 %            100.0 %           100.0 %             100.0 %
Cost of goods sold                         68.6               67.8              69.0                67.9
                                     -----------        -----------        ----------        ------------
Gross margin                               31.4               32.2              31.0                32.1
Selling, general and
  administrative expenses                  19.9               20.7              19.5                19.7
                                     -----------        -----------        ----------        ------------
Operating income                           11.5               11.5              11.5                12.4
Interest expense                           (5.1)              (5.2)             (5.1)               (4.9)
Other income (expense), net                 1.3                1.9               0.8                 1.8
                                     -----------        -----------        ----------        ------------
Income before income taxes                  7.7                8.2               7.2                 9.3
Income tax expense                         (1.7)              (2.0)             (1.5)               (2.7)
                                     -----------        -----------        ----------        ------------
Income before extraordinary item            6.0                6.2               5.7                 6.6
Extraordinary item                         (2.7)               -                 -                   -
                                     -----------        -----------        ----------        ------------
Net income                                  3.3 %              6.2 %             5.7 %               6.6 %
                                     -----------        -----------        ----------        ------------

The following table provides information on net sales of certain Company products.

                                          SIX MONTHS ENDED                           THREE MONTHS ENDED
                                              MARCH 31,                                   MARCH 31,
                               ----------------------------------------    ----------------------------------------


                                  2000          1999      % CHANGE              2000          1999     % CHANGE
                               ------------  ------------ ----------       ------------  ------------  ------------
                                    (in thousands)                              (in thousands)

Bulk alcohol products          $    17,444   $    16,021         8.9       $     9,206   $     8,696           5.9
Premium branded spirits              6,785         5,242        29.4             3,151         2,871           9.7
Bottling operations                  8,095         8,160        (0.8)            4,636         4,481           3.4
Vinegar and cooking wine            10,333         4,989       107.1             5,946         2,475         140.3
Corporate operations and
   other                             1,262         1,160         8.8               518           508           2.2
                               ------------  ------------                  ------------  ------------
                               $    43,919   $    35,572        23.5       $    23,457   $    19,031          23.3
                               ------------  ------------                  ------------  ------------

The following table provides unit sales volume data for certain Company products.

                                                SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,
                                        ----------------------------------    -------------------------------------


                                       2000        1999        % CHANGE         2000        1999       % CHANGE
                                     ----------  ----------  -------------    ----------  ---------    ------------
                                          (in thousands)                         (in thousands)

Bulk alcohol products:
  Distilled products, in proof gallons
   Citrus Brandy                           852         724        17.6              420        418             0.5
   Citrus Spirits                          534         635       (16.0)             137        408           (66.6)
   Rum                                   2,144       2,150        (0.2)           1,069      1,101            (2.9)
   Cane Spirits                            252         267        (5.6)             105        129           (19.1)
  Fortified citrus wine, in gallons      4,744       3,417        38.8            2,689      1,682            59.8
Premium branded spirits, in cases          115         109         5.2               47         58           (19.8)
Bottling operations, in cases            1,695       1,819        (6.8)           1,076      1,135            (5.2)

Vinegar
   Bulk, in 100 grain gallons            2,574       2,176        18.3            1,428      1,082            31.8
   Cases                                   284         248        14.7              126        135            (6.8)
   Drums, in 100 grain gallons             742         332       123.4              387        171           126.9
Cooking Wine
   Bulk, in gallons                        950          43     2,106.5              920         15         5,860.4
   Cases                                   334         112       198.2              270         48           460.6


     SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999. Unless otherwise noted, references to 2000 represent the six-month period ended March 31, 2000 and references to 1999 represent the six-month period ended March 31, 1999.

     NET SALES. Net sales were $43.9 million in 2000, an increase of 23.5% from net sales of $35.6 million in 1999.

     Net sales of bulk alcohol products were $17.4 million in 2000, an increase of 8.9% from net sales of $16.0 million in 1999. The increase resulted primarily from (i) an increase in sales due to the timing of customer orders, and (ii) increased sales of bulk alcohol resulting from the Monarch Acquisition.

     Net sales of premium branded spirits were $6.8 million in 2000, an increase of 29.4% from net sales of $5.2 million in 1999. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila.

     Net sales in the Company's bottling operations were $8.1 million in 2000, a decrease of 0.8% from net sales of $8.2 million in 1999. The Company's overall bottling volume decreased 6.8% in 2000 due to the timing of customer orders.

     Net sales of vinegar and cooking wine were $10.3 million in 2000, an increase of 107.1% from net sales of $5.0 million in 1999. The increase in net sales is primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $13.8 million in 2000, an increase of 20.2% from gross profit of $11.5 million in 1999. Gross margin decreased to 31.4% in 2000 from 32.2% in 1999. The decrease in gross margin is primarily attributable to a change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8.7 million in 2000, an increase of 19.0% from $7.3 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business, (2) expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense. However, selling, general and administrative expenses, as a percentage of net sales, declined to 19.9% in 2000 from 20.7% in 1999.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2000 and 1999.

                                             SIX MONTHS ENDED
                                                  MARCH 31,
                                       ---------------------------

                                          2000               1999         % CHANGE
                                          ----               ----         --------
                                                (IN THOUSANDS)
  Bulk alcohol products                 $  7,200         $ 7,531            (4.4)
  Premium branded spirits                   (128)           (218)           41.1
  Bottling operations                       (616)         (1,027)           40.0
  Vinegar and cooking wine                 1,865             559           233.5
  Corporate operations and other          (3,280)         (2,728)          (20.2)
                                       ---------------------------
                                        $  5,041         $ 4,117            22.4
                                       ---------------------------

     As a result of the above factors, operating income was $5.0 million in 2000, an increase of 22.4% over operating income of $4.1 million in 1999.

     INTEREST INCOME. The Company earns interest on its cash, short-term investments and notes receivable. The increase in interest income in 2000 is attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

     INTEREST EXPENSE. Interest expense was $2.2 million in 2000 and $1.9 million in 1999. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 2000 as compared to 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 22.9% in 2000 and 23.9% in 1999. The low tax rate is attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes (see Note 4).

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999. Unless otherwise noted, references to 2000 represent the three-month period ended March 31, 2000 and references to 1999 represent the three-month period ended March 31, 1999.

     NET SALES. Net sales were $23.5 million in 2000, an increase of 23.3% from net sales of $19.0 million in 1999.

     Net sales of bulk alcohol products were $9.2 million in 2000, an increase of 5.9% from net sales of $8.7 million in 1999. The increase resulted primarily from (i) an increase in sales due to the timing of customer orders, and (ii) increased sales of bulk alcohol resulting from the Monarch Acquisition.

     Net sales of premium branded spirits were $3.6 million in 2000, an increase of 9.7% from net sales of $2.9 million in 1999. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila.

     Net sales in the Company's bottling operations were $4.6 million in 2000, an increase of 3.4% from net sales of $4.5 million in 1999. The Company's overall bottling volume decreased 5.2% in 2000 due to the timing of customer orders.

     Net sales of vinegar and cooking wine were $5.9 million in 2000, an increase of 140.3% from net sales of $2.5 million in 1999. The increase in net sales is primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company's two vinegar plants are operating at maximum capacity. The Company intends to expand its vinegar production capacity by building or acquiring additional facilities.

     GROSS PROFIT. Gross profit was $7.3 million in 2000, an increase of 19.2% from gross profit of $6.1 million in 1999. Gross margin decreased to 31.0% in 2000 from 32.1% in 1999. The decrease in gross margin is primarily attributable to a change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.6 million in 2000, an increase of 21.9% from $3.8 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business, (2) additional expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense. However, selling, general and administrative expenses, as a percentage of net sales, declined to 19.5% in 2000 from 19.7% in 1999.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2000 and 1999.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                          -------------------------------
                                                  2000           1999            % CHANGE
                                                  ----           ----            --------
                                                   (IN THOUSANDS)
Bulk alcohol products                      $     4,047      $    4,361             (7.2)
Premium branded spirits                           (155)            (56)          (178.1)
Bottling operations                               (226)           (710)            68.2
Vinegar and cooking wine                           876             271            223.1
Corporate operations and other                  (1,842)         (1,514)           (21.7)
                                          -------------------------------
                                           $     2,700      $    2,352             14.8
                                          -------------------------------

         As a result of the above factors, operating income was $2.7 million in 2000, an increase of 14.8% over operating income of $2.4 million in 1999.

       INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The increase in interest income in 2000 is attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

     INTEREST EXPENSE. Interest expense was $1.2 million in 2000 and $.9 million in 1999. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 2000 as compared to 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 21.1% in 2000 and 28.5% in 1999. The low tax rate is attributable to the Virgin Islands subsidiary which has a 90% exemption from United States federal income taxes (see Note 4).

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and the subsequent receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's borrowings vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by operating activities and its financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2000 was $3.2 million, which resulted from $3.8 million in net income adjusted for noncash items, a $1.2 million extraordinary item and $1.8 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2000 was $31.3 million, which resulted primarily from $3.1 million of capital expenditures, $23.5 million used for the Monarch Acquisition and a net increase of $3.9 million in short-term investments.

         Net cash provided by financing activities in 2000 was $25.7 million, which resulted from (1) proceeds from term loans and other notes of $56.9 million, (2) an increase of $6.0 million in borrowings under the revolving credit facility; offset by (3) payments of long-term debt totaling $36.1 million and (4) a $1.2 million prepayment penalty, net of income taxes.

         The Company's revolving credit facility provides for maximum borrowings of $15 million. Borrowings under this facility were $6.0 million at March 31, 2000 (see Note 3).

         The Company's total debt was $60.9 million as of March 31, 2000, and its ratio of debt to equity was 1.2 to 1.

         No provision has been made for income taxes which would result from the remittance of undistributed earnings of the Company's Bahamian and Virgin Islands subsidiaries, as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8.2 million and $15.8 million, respectively, as of September 30, 1999. See Note 8 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, for additional information on income taxes related to these subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                       Market Risk Analysis March 31, 2000
                                             Expected Maturity Date
                                     (Based on a September 30, Fiscal Year)
                       -----------------------------------------------------------------------------------------------------------
                             2000         2001         2002          2003         2004      Thereafter       Total    Fair Value
                          ---------- ----------- ------------  -----------   -----------  ------------  ------------  ------------
Assets
  Notes receivable:
    Fixed rate         $     607,230 $ 1,378,680 $    496,196  $   532,916   $   572,365  $  2,825,108  $  6,412,495  $ 6,233,848
   Average interest
       rate                    7.13%       7.33%         7.64%        7.71%         7.80%         7.95%         7.48%           -

Liabilities
  Long-term debt:
    Variable rate      $   4,000,000 $ 8,000,000 $  8,000,000  $13,995,222   $ 8,000,000  $ 18,000,000  $ 59,995,222  $59,995,222
    Average interest
       rate                    8.90%       8.90%         8.90%        9.26%         8.90%         8.90%         8.98%           -

Interest Rate Swap
  Agreement
    Variable to fixed  $   4,000,000 $ 8,000,000 $ 42,000,000  $         -   $         -  $          -  $ 54,000,000  $   140,209
    Interest rate paid          8.90%       8.90%         8.90%          -             -             -             -            -
    Interest rate               8.90%       8.90%         8.90%          -             -             -             -            -
       received


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on March 9, 2000, in West Palm Beach, Florida, for the purpose of electing three Class II directors to hold office for a term of three years.

         Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         ELECTION OF DIRECTORS

                  All of management's nominees for election as directors as listed in the proxy statement were elected. The results of the election were as follows:

                                                                         ABSTENTIONS AND
         NAME                             FOR            WITHHELD        BROKER NON-VOTES
         ----                             ---            --------        ----------------

         K. Ian McLachlin                 5,014,884        1,529                 0
         A. Kenneth Pincourt, Jr.         5,014,584        1,829                 0
         Leonard G. Rogers                5,014,584        1,829                 0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2           Amended and Restated By-Laws of Todhunter International, Inc. (12)
4.1           Form of Todhunter International, Inc. Common Stock Certificate (1)
10.2 Bulk Malt Purchase Agreement, dated as of September 25, 1991, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc. (1)
10.3 Cooler Production Agreement dated as of October 15, 1987, between Todhunter International, Inc. and Joseph E. Seagram & Sons, Inc., as amended May 1, 1990 and August 27, 1991 (1)
10.6          Todhunter International, Inc. 1992 Stock Option Plan, as
              amended (9)
10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante,
              Ltd. (10)
10.10 Loan Agreement dated as of January 31, 1994, between Virgin Islands Rum Industries, Ltd. and First Union National Bank of Florida (3)
10.10(a) Modification of Loan Agreement dated as of January 5, 1996, amending Loan Agreement dated January 31, 1994 (5)
10.12         Guaranteed Subordinated Note Agreement dated as of August 4,
              1994, among Todhunter International, Inc., Blair Importers, Ltd., Charmer Industries, Inc. and certain shareholders thereof (2)
10.13 Note Purchase Agreement dated as of October 30, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and certain purchasers (3)
10.13(a) First Amendment Agreement and Waiver dated as of February 1, 1996, amending Note Purchase Agreement dated as of October 30, 1994 (6)
10.14 Loan Agreement dated as of November 22, 1994, among Todhunter International, Inc., Blair Importers, Ltd. and First Union National Bank of Florida (3)
10.14(a) Modification of Loan Agreement dated as of February 26, 1996, amending Loan Agreement dated as of November 22, 1994 (6)
10.14(b) Modification of Loan Agreement dated as of August 19, 1996, amending Loan Agreement dated as of November 22, 1994, as amended
              (7)
10.14(c) Third Modification of Loan Agreement dated as of December 18, 1996, amending Loan Agreement dated as of November 22, 1994, as amended (8)

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

(13) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(14)     Filed herewith.


     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 2000                  /s/ A. Kenneth Pincourt, Jr.
                                    -----------------------------
                                    A. Kenneth Pincourt, Jr.
                                    Chairman
                                    and Chief Executive Officer


Date: May 11, 2000                  /s/ Troy Edwards
                                    ------------------------------
                                    Chief Financial Officer,
                                    Treasurer and Controller