Form 10-Q
period 2000-06-30
TODHUNTER INTERNATIONAL INC
filed 2000-08-11
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 2000
                                -------------

                           Commission File No. 1-13453
                                               -------

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

Yes   X        No
   ------         ------

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 9, 2000 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION
                  Item 1    Financial Statements

                            Consolidated Balance Sheets -
                            June 30, 2000 and September 30, 1999                                         1

                            Consolidated Statements of Income -
                            Nine and Three Months Ended June 30, 2000 and 1999                           3

                            Consolidated Statements of Cash Flows -
                            Nine Months Ended June 30, 2000 and 1999                                     4

                            Notes to Consolidated Financial Statements                                   6

                  Item 2    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                   12

                  Item 3    Quantitative and Qualitative Disclosures About Market Risk                  19


PART II           OTHER INFORMATION

                  Item 1    Legal Proceedings                                                            *

                  Item 2    Changes in Securities                                                        *

                  Item 3    Defaults Upon Senior Securities                                              *

                  Item 4    Submission of Matters to a Vote of Security Holders                          *

                  Item 5    Other Information                                                            *

                  Item 6    Exhibits and Reports on Form 8-K                                            19

                  Signatures                                                                            21

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,                September 30,
                                                                       2000                      1999
                                                                --------------------       ------------------
                                                                    (Unaudited)                    *
              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $         2,882,384        $       5,265,318
     Short-term investments                                               6,444,380                2,547,365
     Trade receivables                                                   15,698,647               12,161,401
     Other receivables                                                    1,661,736                2,316,398
     Inventories                                                         26,228,831               23,011,883
     Notes receivable, current maturities                                 1,449,948                1,439,796
     Deferred income taxes                                                1,155,500                  929,000
     Other current assets                                                 2,961,081                1,899,672
                                                                --------------------       ------------------
         Total current assets                                            58,482,507               49,570,833
                                                                --------------------       ------------------

LONG-TERM NOTES  RECEIVABLE,
     Less current maturities                                              4,294,247                5,525,780
                                                                --------------------       ------------------

PROPERTY AND EQUIPMENT                                                   79,511,506               75,821,301
     Less accumulated depreciation                                       39,260,504               36,047,273
                                                                --------------------       ------------------
                                                                         40,251,002               39,774,028
                                                                --------------------       ------------------

GOODWILL, less accumulated amortization                                  22,143,567                  356,678
                                                                --------------------       ------------------

OTHER ASSETS                                                              3,063,076                1,939,927
                                                                --------------------       ------------------
                                                                $       128,234,399        $      97,167,246
                                                                ====================       ==================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                   September 30,
                                                                               2000                         1999
                                                                        --------------------         --------------------
                                                                            (Unaudited)                       *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $       8,000,000            $        6,000,000
     Accounts payable                                                           6,240,379                     4,417,313
     Accrued interest expense                                                     115,814                     1,261,542
     Other accrued expenses                                                     1,758,286                     1,646,462
                                                                        --------------------         --------------------
         Total current liabilities                                             16,114,479                    13,325,317

LONG-TERM DEBT, less current maturities                                        52,836,470                    28,000,000

DEFERRED INCOME TAXES                                                           4,132,750                     4,345,000

OTHER LIABILITIES                                                               1,186,858                       303,835
                                                                        --------------------         --------------------
                                                                               74,270,557                    45,974,152
                                                                        --------------------         --------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                               -                             -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934
         as of June 30, 2000 and September 30, 1999                                56,129                        56,129
     Additional paid-in capital                                                18,326,014                    18,326,014
     Retained earnings                                                         36,319,479                    33,548,731
                                                                        --------------------         --------------------
                                                                               54,701,622                    51,930,874
     Less cost of 99,200 shares of treasury stock                                (737,780)                     (737,780)
                                                                        --------------------         --------------------
                                                                               53,963,842                    51,193,094
                                                                        --------------------         --------------------
                                                                        $     128,234,399            $       97,167,246
                                                                        ====================         ====================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Nine Months Ended June 30,                Three Months Ended June 30,
                                               ------------------------------------     ---------------------------------------
                                                     2000               1999                  2000                  1999
                                               -----------------  -----------------     -----------------      ----------------
Sales                                          $   92,171,391     $   85,886,131        $   31,351,818         $  31,530,410
     Less excise taxes                             24,530,156         28,458,092             7,630,045             9,674,376
                                               -----------------  -----------------     -----------------      ----------------
     Net Sales                                     67,641,235         57,428,039            23,721,773            21,856,034

Cost of goods sold                                 45,882,345         39,621,622            15,746,270            15,512,311
                                               -----------------  -----------------     -----------------      ----------------
     Gross profit                                  21,758,890         17,806,417             7,975,503             6,343,723

Selling, general and administrative expenses       13,670,306         11,285,112             4,927,597             3,939,081
                                               -----------------  -----------------     -----------------      ----------------
     Operating income                               8,088,584          6,521,305             3,047,906             2,404,642
                                               -----------------  -----------------     -----------------      ----------------

Other income (expense):
    Interest income                                   711,330            523,560               209,361               190,613
    Interest expense                               (3,632,789)        (2,773,531)           (1,409,449)             (914,507)
    Equity in (loss) of equity investee              (134,047)          (200,353)              (94,655)              (97,405)
    Other, net                                        180,808            470,783                59,796                43,774
                                               -----------------  -----------------     -----------------      ----------------
                                                   (2,874,698)        (1,979,541)           (1,234,947)             (777,525)
                                               -----------------  -----------------     -----------------      ----------------

Income before income taxes and
  extraordinary item                                5,213,886          4,541,764             1,812,959             1,627,117
                                               -----------------  -----------------     -----------------      ----------------

Income tax expense (benefit):
     Current                                        1,713,098          1,399,255               642,258               533,735
     Deferred                                        (438,750)          (228,750)             (148,750)              (61,750)
                                               -----------------  -----------------     -----------------      ----------------
                                                    1,274,348          1,170,505               493,508               471,985
                                               -----------------  -----------------     -----------------      ----------------

     Income before extraordinary item               3,939,538          3,371,259             1,319,451             1,155,132
                                               -----------------  -----------------     -----------------      ----------------

     Extraordinary item - early extinguishment
     of debt, net of income taxes of $382,075      (1,168,790)                 -                     -                     -
                                               -----------------  -----------------     -----------------      ----------------

     Net income                                $    2,770,748     $    3,371,259        $    1,319,451         $   1,155,132
                                               =================  =================     =================      ================

Earnings per common share - basic:
     Income before extraordinary item          $         0.71     $         0.69        $            0.24      $        0.24
     Extraordinary item                                 (0.21)              -                        -                  -
                                               -----------------  -----------------     -----------------      ----------------
     Net income                                $         0.50     $         0.69        $            0.24      $        0.24
                                               =================  =================     =================      ================


Earnings per common share - diluted:
     Income before extraordinary item          $         0.71     $         0.69        $            0.24      $        0.24
     Extraordinary item                                 (0.21)              -                        -                  -
                                               -----------------  -----------------     -----------------      ----------------
     Net income                                $         0.50     $         0.69        $            0.24      $        0.24
                                               =================  =================     =================      ================

Common shares and equivalents outstanding:
     Basic                                          5,513,734          4,883,598             5,513,734             4,850,739
                                               =================  =================     =================      ================
     Diluted                                        5,559,602          4,898,384             5,547,280             4,866,699
                                               =================  =================     =================      ================

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended June 30,
                                                                        --------------------------------------------
                                                                               2000                     1999
                                                                        --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                         $     2,770,748          $     3,371,259
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         3,347,468                3,294,983
         Amortization                                                           866,605                   70,581
         (Gain) on sale of property and equipment                               (42,254)                (168,259)
         Equity in loss of equity investee                                      134,047                  200,353
         Deferred income taxes                                                 (438,750)                (228,750)
         Extraordinary item - early extinguishment of debt                    1,168,790                      -
         Changes in assets and liabilities:
         (Increase) in:
              Receivables                                                      (879,868)              (1,671,770)
              Inventories                                                    (2,328,697)                (908,672)
              Other current assets                                           (1,015,157)              (1,739,984)
         Increase (decrease) in:
              Accounts payable                                                  911,874                  794,642
              Accrued interest expense                                       (1,145,728)                (699,501)
              Other accrued expenses                                             92,589               (1,028,015)
              Other liabilities                                                 109,786                  190,047
                                                                        --------------------     -------------------
                         Net cash provided by operating activities            3,551,453                1,476,914
                                                                        --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                47,780                  359,228
     Principal payments received on notes receivable                            563,400                1,607,063
     Purchase of property and equipment                                      (3,809,805)              (1,607,565)
     Disbursements for notes receivable                                        (342,019)              (1,113,666)
     Purchase of short-term investments                                      (6,444,380)                      -
     Redemption of short-term investments                                     2,547,365                       -
     Purchase of Monarch Wine Company                                       (23,518,064)                      -
     (Increase) in other assets                                                (646,344)                (232,383)
                                                                        --------------------     -------------------
         Net cash used in investing activities                          $   (31,602,067)         $      (987,323)
                                                                        --------------------     -------------------

                                   (Continued)

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                  Nine Months Ended June 30,
                                                                           ------------------------------------------
                                                                                  2000                   1999
                                                                           -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                      $       8,000,000      $     3,082,855
     Prepayment penalty, net of income taxes                                      (1,168,790)                   -
     Proceeds from long-term borrowings                                           56,914,901                    -
     Purchase of treasury stock                                                            -             (737,780)
     Principal payments on long-term borrowings                                  (38,078,431)          (1,976,654)
                                                                           -------------------    -------------------
          Net cash provided by financing activities                               25,667,680              368,421
                                                                           -------------------    -------------------

          Net increase (decrease) in cash and cash equivalents                    (2,382,934)             858,012
Cash and cash equivalents:
     Beginning                                                                     5,265,318            5,629,016
                                                                           -------------------    -------------------
     Ending                                                                $       2,882,384      $     6,487,028
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                          $       4,778,517      $     3,473,032
                                                                           ===================    ===================
         Income taxes                                                      $         678,387      $     1,358,253
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
     Acquisition of Monarch Wine Company:
       Cash purchase price                                                 $      23,518,064      $             -
                                                                           ===================    ===================

       Working capital acquired                                            $       2,006,792      $             -
       Goodwill                                                                   22,284,509                    -
       Operating lease assumed, to be abandoned                                     (737,237)                   -
                                                                           -------------------    -------------------
                                                                           $      23,518,064      $             -
                                                                           ===================    ===================

       Property and equipment exchanged for note receivable                $               -      $       850,000
                                                                           ===================    ===================

       Investment in Premier Wines & Spirits, Ltd. for
         note receivable                                                   $       1,000,000      $             -
                                                                           ===================    ===================

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


Note 2.  Inventories


The major components of inventories are:

                                               JUNE 30, 2000                  SEPTEMBER 30, 1999
                                               -------------                  ------------------
                                                (Unaudited)
Finished goods                             $           15,963,614           $           15,076,552
Work in process                                         2,027,358                          583,884
Raw materials and supplies                              8,237,859                        7,351,447
                                           -----------------------          -----------------------

                                           $           26,228,831           $           23,011,883
                                           =======================          =======================

                                   (Unaudited)



Note 3.  Financing Arrangements


Long-term debt consists of the following as of June 30, 2000:

    Term loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. Quarterly principal installments of $2,000,000 beginning March 31, 2000 through
         September 30, 2004 with any remaining balance due December 31, 2004.             $    52,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement.  The
         revolving lines of credit terminate in November 2002.                                  8,000,000

    Other                                                                                         836,470
                                                                                          ================
                                                                                              60, 836,470
     Less current maturities                                                                    8,000,000
                                                                                          ================
                                                                                          $    52,836,470
                                                                                          ================

(i) During November 1999, the Company entered into a $71 million credit agreement which consists of $56 million of term loans and a $15 million revolving loan facility. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds from these loans were used to prepay all borrowings under the previous finance agreements and to finance the Monarch Acquisition (see Note 6). The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

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



                                                  Nine Months Ended June 30,         Three Months Ended June 30,
                                                --------------------------------   ---------------------------------
                                                     2000            1999               2000             1999
                                                --------------- ----------------   ---------------  ----------------

Income before extraordinary item                $   3,939,538   $    3,371,259     $  1,319,451     $     1,155,132
                                                =============== ================   ===============  ================
Net income                                      $   2,770,748   $    3,371,259     $  1,319,451     $     1,155,132
                                                =============== ================   ===============  ================
Determination of shares:
   Weighted average number of
       common shares outstanding                    5,513,734        4,883,598        5,513,734           4,850,739
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                 45,868           14,786           33,546              15,960
                                                --------------- ----------------   ---------------  ----------------
   Average common shares outstanding for
       diluted computation                          5,559,602        4,898,384        5,547,280           4,866,699
                                                =============== ================   ===============  ================

Earnings per common share - basic:
    Income before extraordinary item            $        0.71   $        0.69      $       0.24     $          0.24

    Extraordinary item                                  (0.21)              -                 -                   -
                                                ---------------  ---------------   ---------------  ----------------
    Net income                                  $        0.50   $        0.69      $       0.24     $          0.24
                                                =============== ================   ===============  ================

Earnings per common share - diluted:
    Income before extraordinary item            $        0.71   $        0.69      $       0.24     $          0.24

    Extraordinary item                                  (0.21)              -                 -                   -
                                                --------------- ----------------   ---------------  ----------------
    Net income                                  $        0.50   $        0.69      $       0.24     $          0.24
                                                =============== ================   ===============  ================

The Company's Virgin Islands subsidiary has a five-year tax exemption, expiring January 31, 2002, as to 90% of its United States federal income taxes. The impact of this benefit on the Company was to increase earnings per share by $0.14 and $0.04 for the nine and three months ended June 30, 2000 and $0.16 and $0.06 for the nine and three months ended June 30, 1999.

Note 5.  Segment and Geographical Information

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

          Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
          Premium Branded Spirits (primarily rum, flavored rum and tequila)
          Bottling Operations (contract bottling services and proprietary and private label products)
          Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
          Corporate Operations and Other (primarily corporate related items).

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, equity in losses of equity investee, interest income and expense. Intersegment sales and transfers are not significant.

                                   (Unaudited)

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate items and the results of certain nonmaterial operations.

As of March 31, 2000, goodwill of $22.3 million related to the Monarch Acquisition (see Note 6) was included in Corporate Operations and Other under identifiable assets. The Company allocated goodwill between bulk alcohol products and vinegar and cooking wine during its third quarter ended June 30, 2000.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's operating segments for the nine and three months ended June 30, 2000 and 1999 and identifiable assets as of June 30, 2000 and 1999, are as follows:

                                                     NINE MONTHS ENDED              THREE MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                              ---------------------------------   ---------------------------
(in thousands)                                        2000            1999           2000            1999
-------------------------------------------------------------------------------------------------------------
NET SALES
   Bulk Alcohol Products                      $       27,114    $     25,957    $      9,670   $     9,936
   Premium Branded Spirits                            11,266           8,426           4,481         3,184
   Bottling Operations                                12,328          13,469           4,233         5,309
   Vinegar and Cooking Wine                           15,160           7,964           4,827         2,975
   Corporate Operations and Other                      1,773           1,612             511           452
                                              ---------------------------------------------------------------
                                              $       67,641    $     57,428    $     23,722   $    21,856
                                              ===============================================================

OPERATING INCOME (LOSS)
   Bulk Alcohol Products                      $       10,492    $     10,266    $      3,292   $     2,735
   Premium Branded Spirits                                 6            (351)            134          (133)
   Bottling Operations                                  (748)           (237)           (132)          790
   Vinegar and Cooking Wine                            2,652             995             787           436
   Corporate Operations and Other                     (4,313)         (4,152)         (1,033)       (1,424)
                                              ---------------------------------------------------------------
                                              $        8,089    $      6,521    $      3,048   $     2,404
                                              ===============================================================

DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                      $        2,092    $      1,643    $       929   $        571
   Premium Branded Spirits                                75              73             23             27
   Bottling Operations                                 1,111           1,127            376            385
   Vinegar and Cooking Wine                              658             245            477             85
   Corporate Operations and Other                        278             278           (303)            72
                                              ---------------------------------------------------------------
                                              $        4,214    $      3,366    $     1,502   $      1,140
                                              ===============================================================

CAPITAL EXPENDITURES
   Bulk Alcohol Products                      $        2,713    $        799    $       400   $        397
   Premium Branded Spirits                                23             149              -              -
   Bottling Operations                                   556             507             93            209
   Vinegar and Cooking Wine                              380              76            219              4
   Corporate Operations and Other                        138              77             25              6
                                              ---------------------------------------------------------------
                                              $        3,810    $      1,608    $       737   $        616
                                              ===============================================================

IDENTIFIABLE ASSETS
   Bulk Alcohol Products                      $       64,257    $     46,830
   Premium Branded Spirits                             7,319           4,517
   Bottling Operations                                22,862          25,845
   Vinegar and Cooking Wine                           20,306           6,637
   Corporate Operations and Other                     13,490          15,999
                                              ---------------------------------
                                              $      128,234    $     99,828
                                              =================================

                                   (Unaudited)

Sales and operating income for the nine and three months ended June 30, 2000 and 1999 and identifiable assets as of June 30, 2000 and 1999 classified by geographic area, were as follows:



                                                                            U. S. VIRGIN
                                                                            ISLANDS AND
NINE MONTHS ENDED                                         UNITED STATES     THE BAHAMAS      CONSOLIDATED
-----------------------------                            ---------------------------------------------------
June 30, 2000:
     Net sales                                           $      59,048    $      8,593           67,641
     Operating income                                            4,906           3,183            8,089
     Identifiable assets                                        92,549          35,685          128,234
June 30, 1999:
     Net sales                                                  49,134           8,294           57,428
     Operating income                                            3,256           3,265            6,521
     Identifiable assets                                        66,569          33,259           99,828

THREE MONTHS ENDED
-----------------------------
June 30, 2000:
     Net sales                                           $      21,878    $      1,844           23,722
     Operating income                                            1,390           1,658            3,048
June 30, 1999:
     Net sales                                                  19,817           2,039           21,856
     Operating income                                              492           1,912            2,404

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $4,492,000 and $2,006,000 for the nine and three months ended June 30, 2000 and $7,721,000 and $3,945,000 for the nine and three months ended June 30, 1999.

Note 6.  Acquisition of Monarch Wine Company

On November 17, 1999, the Company acquired substantially all of the assets of Monarch Wine Company of Atlanta, Georgia ("Monarch"), a privately held company (the "Monarch Acquisition"). Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. The Monarch operations are included in the Company's bulk alcohol products and vinegar and cooking wine segments. The purchase price was $23.5 million, which includes approximately $22.3 million of goodwill. Goodwill is being amortized over 20 years.

                                   (Unaudited)

The following pro forma summary presents the consolidated results of operations as if the acquisition had been completed as of October 1, 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been completed as of such date or of future results.


Nine Months Ended June 30 (in thousands, except per share data)                2000               1999
--------------------------------------------------------------------------------------------------------------
Net Sales                                                                $      70,293     $      69,872
Income before extraordinary item                                                 4,395             4,601
Net Income                                                                       3,226             4,601

Earnings per common share - basic:
    Income before extraordinary item                                     $       0.80      $        0.94
    Extraordinary item                                                          (0.21)              -
                                                                         -------------------------------------
    Net income                                                           $       0.59      $        0.94
                                                                         =====================================

Earnings per common share - diluted:
    Income before extraordinary item                                     $       0.79      $        0.94
    Extraordinary item                                                          (0.21)              -
                                                                         -------------------------------------
    Net income                                                                   0.58      $        0.94
                                                                         =====================================

Note 7.  Extraordinary Item

The Company incurred $1,168,790, net of income taxes, in expenses related to the prepayment of its previous debt. These expenses are reflected as an extraordinary item in the Company's consolidated statement of income for the nine months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, statements regarding anticipated revenue growth, expenditure levels and plans for development. These forward-looking statements involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999,
(ii) consolidated results of operations of the Company for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and (iii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

         Information regarding net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 5 to the Company's consolidated financial statements in Item 1 of this Report on Form 10-Q.

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

         The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix can cause gross margins to fluctuate. Certain aspects of the Company's business are seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products during the months from November to June, corresponding to the Florida citrus harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

         Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

         During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information about products and services, major customers, and the countries in which the Company has material operations. Accordingly, all previously reported results have been restated to reflect the retroactive application of this accounting change, as required by generally accepted accounting principles.

RECENT ACQUISITION

         On November 17, 1999, the Company acquired substantially all of the assets of Monarch. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

         The purchase price was $23.5 million. The Monarch Acquisition has strengthened the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and has improved the Company's plant capacity utilization since the Company has discontinued wine production at the Monarch facility in Atlanta, Georgia and integrated its wine production into the Company's existing facilities. Synergies have also been realized and are expected to be realized in the future in the areas of sales, distribution and administrative overhead. The Company completed the integration of Monarch's wine production during its second quarter ended March 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth statement of income items as a percentage of net sales.

                                           NINE MONTHS ENDED                    THREE MONTHS ENDED
                                               JUNE 30,                              JUNE 30,
                                     ------------------------------        ------------------------------

                                        2000               1999              2000               1999
                                     -----------        -----------        ----------        ------------
Net sales                                 100.0 %            100.0 %           100.0 %             100.0 %
Cost of goods sold                         67.8               69.0              66.4                71.0
                                     -----------        -----------        ----------        ------------
Gross margin                               32.2               31.0              33.6                29.0
Selling, general and
  administrative expenses                  20.2               19.7              20.8                18.0
                                     -----------        -----------        ----------        ------------
Operating income                           12.0               11.3              12.8                11.0
Interest expense                           (5.4)              (4.8)             (5.9)               (4.2)
Other income (expense), net                 1.1                1.4               0.7                 0.6
                                     -----------        -----------        ----------        ------------
Income before income taxes                  7.7                7.9               7.6                 7.4
Income tax expense                         (1.9)              (2.0)             (2.0)               (2.1)
                                     -----------        -----------        ----------        ------------
Income before extraordinary item            5.8                5.9               5.6                 5.3
Extraordinary item                         (1.7)               -                 -                   -
                                     -----------        -----------        ----------        ------------
Net income                                  4.1 %              5.9 %             5.6 %               5.3 %
                                     ===========        ===========        ==========        ============

The following table provides information on net sales of certain Company products.

                                          NINE MONTHS ENDED                          THREE MONTHS ENDED
                                              JUNE 30,                                    JUNE 30,
                               ----------------------------------------    ----------------------------------------


                                  2000          1999      % CHANGE              2000          1999     % CHANGE
                               ------------  ------------ -------------       ---------     ---------  ------------
                                    (in thousands)                              (in thousands)
Bulk alcohol products          $    27,114   $    25,957         4.5       $     9,670   $     9,936          (2.7)
Premium branded spirits             11,266         8,426        33.7             4,481         3,184          40.8
Bottling operations                 12,328        13,469        (8.5)            4,233         5,309         (20.3)
Vinegar and cooking wine            15,160         7,964        90.4             4,827         2,975          62.2
Corporate operations and
   other                             1,773         1,612        10.0               511           452          13.1
                               ------------  ------------                  ------------  ------------
                               $    67,641   $    57,428        17.8       $    23,722   $    21,856           8.5
                               ============  ============                  ============  ============

The following table provides unit sales volume data for certain Company products.

                                               NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                    JUNE 30,                                JUNE 30,
                                        ---------------------------------     -------------------------------------

                                       2000        1999       % CHANGE          2000       1999       % CHANGE
                                     ----------  ----------  ------------     ---------  ----------   -------------
                                          (in thousands)                         (in thousands)
Bulk alcohol products:
  Distilled products, in proof gallons
   Citrus Brandy                         1,093       1,106          (1.2)            241         382           (36.8)
   Citrus Spirits                          702       1,014         (30.8)            168         379           (55.7)
   Rum                                   3,285       3,335          (1.5)          1,141       1,185            (3.8)
   Cane Spirits                            421         371          13.5             169         104            62.4
  Fortified citrus wine, in gallons      7,498       5,269          42.3           2,754       1,852            48.7
Premium branded spirits, in cases          202         175          15.6              87          66            32.9
Bottling operations, in cases            3,192       3,288          (2.9)          1,497       1,469             1.9
Vinegar
   Bulk, in 100 grain gallons            3,935       3,489          12.8           1,361       1,313             3.6
   Cases                                   419         386           8.5             135         138            (2.7)
   Drums, in 100 grain gallons           1,197         629          90.4             455         297            53.4
Cooking Wine
   Bulk, in gallons                      1,602          63       2,432.4             652          20         3,126.0
   Cases                                   492         165         198.1             158          53           197.8

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999. Unless otherwise noted, references to 2000 represent the nine-month period ended June 30, 2000 and references to 1999 represent the nine-month period ended June 30, 1999.

     NET SALES. Net sales were $67.6 million in 2000, an increase of 17.8% from net sales of $57.4 million in 1999.

     Net sales of bulk alcohol products were $27.1 million in 2000, an increase of 4.5% from net sales of $26.0 million in 1999. The increase resulted primarily from (i) an increase in sales due to the timing of customer orders, and (ii) increased sales of bulk alcohol resulting from the Monarch Acquisition. Unit sales of citrus spirits decreased 30.8% and unit sales of fortified citrus wine increased 42.3% in 2000 compared to 1999. These changes resulted from the Monarch Acquisition. Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $11.3 million in 2000, an increase of 33.7% from net sales of $8.4 million in 1999. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila brands.

     Net sales of the Company's bottling operations were $12.3 million in 2000, a decrease of 8.5% from net sales of $13.5 million in 1999. The unit volume of the Company's bottling operations decreased 2.9% in 2000 due to the timing of customer orders.

     Net sales of vinegar and cooking wine were $15.2 million in 2000, an increase of 90.4% from net sales of $8.0 million in 1999. The increase in net sales was primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company's two vinegar plants are operating at maximum capacity. The Company has recently expanded and intends to continue expanding its vinegar production capacity by building or acquiring additional facilities; the cost of currently planned future expansion is not expected to be material.

     GROSS PROFIT. Gross profit was $21.8 million in 2000, an increase of 22.2% from gross profit of $17.8 million in 1999. Gross margin increased to 32.2% in 2000 from 31.0% in 1999. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13.7 million in 2000, an increase of 21.1% from $11.3 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business; (2) expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2000 and 1999.

                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                   ------------------------------------
                                                           2000               1999            % CHANGE
                                                           ----               ----            --------
                                                               (IN THOUSANDS)
Bulk alcohol products                              $     10,492       $   10,266                (2.2)
Premium branded spirits                                       6             (351)              101.8
Bottling operations                                        (748)            (237)             (215.0)
Vinegar and cooking wine                                  2,652              995               166.6
Corporate operations and other                           (4,313)          (4,152)               (3.9)
                                                   ------------------------------------
                                                   $      8,089       $    6,521                24.0
                                                   =====================================

     As a result of the above factors, operating income was $8.1 million in 2000, an increase of 24.0% over operating income of $6.5 million in 1999.

     INTEREST INCOME. The Company earns interest on its cash, short-term investments and notes receivable. The increase in interest income in 2000 was attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

     INTEREST EXPENSE. Interest expense was $3.6 million in 2000 and $2.8 million in 1999. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 2000 as compared to 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24.4% in 2000 and 25.7% in 1999. The low tax rate is attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes (see Note 4).

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999. Unless otherwise noted, references to 2000 represent the three-month period ended June 30, 2000 and references to 1999 represent the three-month period ended June 30, 1999.

     NET SALES. Net sales were $23.7 million in 2000, an increase of 8.5% from net sales of $21.9 million in 1999.

     Net sales of bulk alcohol products were $9.7 million in 2000, a decrease of 2.7% from net sales of $9.9 million in 1999. The decrease resulted primarily from (i) the timing of customer orders, and (ii) a decrease in sales of purchased distilled products. The decrease in sales of bulk alcohol products was partially offset by increased sales of bulk alcohol resulting from the Monarch Acquisition. Unit sales of citrus spirits decreased 55.7% and unit sales of fortified citrus wine increased 48.7% in 2000 compared to 1999. These changes resulted from the Monarch Acquisition. Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $4.5 million in 2000, an increase of 40.8% from net sales of $3.2 million in 1999. Sales increases reflected the continued expansion of the Company's distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila brands.

     Net sales of the Company's bottling operations were $4.2 million in 2000, a decrease of 20.3% from net sales of $5.3 million in 1999. The unit volume of the Company's bottling operations increased 1.9% in 2000 due to the timing of customer orders.

     Net sales of vinegar and cooking wine were $4.8 million in 2000, an increase of 62.2% from net sales of $3.0 million in 1999. The increase in net sales was primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company's two vinegar plants are operating at maximum capacity. The Company has recently expanded and intends to continue expanding its vinegar production capacity by building or acquiring additional facilities; the cost of currently planned future expansion is not expected to be material.

     GROSS PROFIT. Gross profit was $8.0 million in 2000, an increase of 25.7% from gross profit of $6.3 million in 1999. Gross margin increased to 33.6% in 2000 from 29.0% in 1999. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.9 million in 2000, an increase of 25.1% from $3.9 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business; (2) additional expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2000 and 1999.

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                        -------------------------------
                                                                2000           1999            % CHANGE
                                                                ----           ----            --------
                                                                 (IN THOUSANDS)
Bulk alcohol products                                    $     3,292      $    2,735             20.3
Premium branded spirits                                          134            (133)           201.5
Bottling operations                                             (132)            790           (116.7)
Vinegar and cooking wine                                         787             436             80.7
Corporate operations and other                                (1,033)         (1,424)            27.3
                                                        -------------------------------
                                                         $     3,048      $    2,404             26.8
                                                        ===============================

         As a result of the above factors, operating income was $3.0 million in 2000, an increase of 26.8% over operating income of $2.4 million in 1999. The Company's bottling operations segment reported an operating loss of approximately $132,000 in 2000 and operating income of approximately $790,000 in 1999. The operating income in 1999 was due to nonrecurring sales of tequila products.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The increase in interest income in 2000 was attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

     INTEREST EXPENSE. Interest expense was $1.4 million in 2000 and $.9 million in 1999. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 2000 as compared to 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 27.2% in 2000 and 29.0% in 1999. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes (see Note 4).

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company's principal use of cash in its operating activities is to purchase raw materials for its manufacturing operations, purchase imported products for its premium branded spirits business and carry inventories and receivables. The Company's primary sources of liquidity have historically been cash flow from operations and borrowings. Some of the Company's manufacturing operations are seasonal and the Company's borrowings vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by operating activities and its financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2000 was $3.6 million, which resulted from $6.6 million in net income adjusted for noncash items, a $1.2 million extraordinary item, and $4.2 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2000 was $31.6 million, which resulted primarily from $3.8 million of capital expenditures, $23.5 million used for the Monarch Acquisition and a net increase of $3.9 million in short-term investments. During the third quarter of fiscal 2000, the Company converted a $1,000,000 loan to Premier Wines & Spirits, Ltd. ("Premier"), a 45% owned subsidiary, into a capital contribution in order to improve Premier's capital structure.

         The Company's capital expenditures were $3.8 million in 2000 and $1.6 million in 1999. The increase in capital expenditures was primarily attributable to (1) improving the Company's wine production capabilities and (2) expanding vinegar production capacity.

         Net cash provided by financing activities in 2000 was $25.7 million, which resulted from (1) proceeds from term loans and other notes of $56.9 million and (2) an increase of $8.0 million in borrowings under the revolving credit facility, offset by (3) payments of long-term debt totaling $38.1 million and (4) a $1.2 million penalty, net of income taxes, on the prepayment in November 1999 of borrowings under the Company's prior debt facility.

         The Company's present revolving credit facility provides for maximum borrowings of $15 million. Borrowings under this facility were $8.0 million at June 30, 2000 (see Note 3).

         The Company's total debt was $60.8 million as of June 30, 2000, and its ratio of debt to equity was 1.1 to 1.

         No provision has been made for income taxes that would result from the remittance of undistributed earnings of the Company's Bahamian and Virgin Islands subsidiaries, as the Company intends to reinvest these earnings indefinitely. The Company's shares of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries were approximately $8.2 million and $15.8 million, respectively, as of September 30, 1999. See Note 8 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 for additional information on income taxes related to these subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required under this Item 3 is incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)

3.2       Amended and Restated By-Laws of Todhunter International, Inc. (6)

4.1       Form of Todhunter International, Inc. Common Stock Certificate (1)

10.6      Todhunter International, Inc. 1992 Stock Option Plan, as amended (3)

10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)

10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd. (4)

10.16 Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein, David Paszamant, Jay Paszamant and Matthew Paszamant (5)

10.17 Credit Agreement dated as of November 17, 1999, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SOUTHTRUST BANK, National Association (5)

10.18 Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (6)

10.19 Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter International, Inc. (6)

10.20     Executive Employment Agreement dated as of July 15, 1999, between
          A. Kenneth Pincourt, Jr. and Todhunter International, Inc. (6)

10.21     Executive Employment Agreement dated as of July 15, 1999, between
          D. Chris Mitchell and Todhunter International, Inc. (6)

11.1      Statement of Computation of Per Share Earnings (8)

13.1      Quantitative and Qualitative Disclosures about Market Risk (7)

21.1      Subsidiaries of Todhunter International, Inc. (2)

23.1      Consent of McGladrey & Pullen, LLP (6)

27.1      Financial Data Schedule (9)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-50848).

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(5) Incorporate herein by reference to the Company's Report on Form 8-K for November 17, 1999.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(7) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.

(8) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9)       Filed herewith.

     (B) REPORTS ON FORM 8-K

     During the third quarter of fiscal 2000, the Company filed a Current Report on Form 8-K dated April 19, 2000. This Form 8-K reported information under Item 1 (Changes in Control of Registrant).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 9, 2000                    /s/ A. Kenneth Pincourt, Jr.
                                        -------------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer


Date: August 9, 2000                    /s/ Troy Edwards
                                        ----------------------------------------
                                        Chief Financial Officer,
                                        Treasurer and Controller