Form 10-K
period 2000-09-30
TODHUNTER INTERNATIONAL INC
filed 2000-12-20
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000     COMMISSION FILE NUMBER 1-13453

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 11, 2000 (computed by reference to the last reported sale price of registrant's common stock on AMEX on such date):
$13,727,901.

         The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of December 11, 2000, was 5,513,734.

         There were no shares of Preferred Stock outstanding as of December 11, 2000.

         Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 2001 annual stockholders' meeting.

INTRODUCTORY NOTE

         THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED UNDER
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING IS A LIST OF FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING
STATEMENTS: BUSINESS CONDITIONS AND GROWTH IN CERTAIN MARKET SEGMENTS AND INDUSTRIES AND THE GENERAL ECONOMY; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND PRICE PRESSURES; AVAILABILITY OF THIRD PARTY COMPONENT PRODUCTS AT REASONABLE PRICES; INCREASED EXCISE TAXES; FOREIGN CURRENCY EXPOSURE; CHANGES IN PRODUCT MIX BETWEEN AND AMONG PRODUCT LINES; LOWER THAN EXPECTED CUSTOMER ORDERS AND QUARTERLY SEASONAL FLUCTUATION OF THOSE ORDERS; AND PRODUCT SHIPMENT INTERRUPTIONS. ALSO, SEE "RISK FACTORS" IN PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

         Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands and purchases certain products for resale. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964. All references in this report to "Fiscal 2000", "Fiscal 1999" and "Fiscal 1998" shall refer to the Company's fiscal year ended September 30 of such year.

OWNERSHIP BY ANGOSTURA LIMITED

         Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as a result of open market and private purchases beginning in Fiscal 1999, it beneficially owned 2,814,113 shares, representing 51.0% of the Company's common stock at November 30, 2000.

ACQUISITION OF MONARCH WINE COMPANY

         On November 17, 1999, the Company acquired substantially all of the assets of Adams Wine Company d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia (the acquisition of the assets of Monarch is hereafter referred to as the "Monarch Acquisition"). The purchase price was $23.8 million in cash. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

         The Monarch Acquisition has strengthened the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and has improved the Company's plant capacity utilization. Synergies have also been realized and are expected to be realized in the future in the areas of sales, distribution and administrative overhead. The Company completed the integration of Monarch during the quarter ended March 31, 2000.

SALE OF BAHAMIAN ASSETS

         In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for a $3.5 million note due in August 2005 and bearing interest at 6% (see Note 4 to the Company's consolidated financial statements). The Company recorded a loss of $78,838 on the transaction.

BUSINESS SEGMENTS

         The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

         - Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
         - Premium Branded Spirits (primarily rum, flavored rum and tequila)
         - Bottling Operations (contract bottling services and proprietary and private label products)
         - Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
         - Corporate Operations and Other (primarily corporate related items)

         Information regarding net sales, operating income (loss) and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 12 to the Company's consolidated financial statements.

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

         Management believes that the Company's proximity to raw materials and use of citrus byproducts in the production of bulk alcohol provide it with cost advantages over competitors' products. Because end products are taxed on a blended rate based upon the ingredients used rather than on the resulting alcohol content of the end product, beverage alcohol producers can lower excise taxes on their products by substituting fortified citrus wine for distilled spirits alternatives. This cost savings arises because fortified citrus wine is currently subject to federal excise taxes of $1.57 per gallon, whereas distilled spirits are taxed at $13.50 per proof gallon (one proof gallon is approximately equivalent in alcohol content to two and one-half gallons of fortified citrus wine). The ability of beverage alcohol producers to substitute fortified citrus wine for distilled spirits varies by end product according to government regulations. For example, fortified citrus wine may contribute up to 49% of the alcohol content of cordials and liqueurs, and up to approximately 10% of the alcohol content of Canadian whiskey. In addition, small quantities of fortified citrus wine may be used in blended whiskey, rum, brandy and other types of beverage alcohol.

         PREMIUM BRANDED SPIRITS. The Company produces, bottles, imports, develops and markets a line of premium branded spirits in the United States and exports distilled spirits to about 5 countries in Europe. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained agency agreements and acquired management and marketing expertise. Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum and tequila categories. The Company's principal premium brands include:

         - Cruzan Estate Rums
         - Cruzan Flavored Rums
         - Porfidio Tequila

         BOTTLING OPERATIONS. The Company's bottling operations include contract bottling services and the production, bottling and marketing of a complete line of distilled spirits under its own proprietary labels and under the private labels of major retailers. The Company's primary bottling operations are located in Florida and serve customers in the Southeastern United States. The Company also produces and sells proprietary label products in the United States Virgin Islands.

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

         VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine for sale to condiment manufacturers, food service distributors and major retailers. The Company's sales to retailers are sold under its proprietary labels and under the private labels of major retailers in the United States and Canada.

         CORPORATE OPERATIONS AND OTHER. Corporate Operations and Other includes traditional corporate items and the results of certain nonmaterial operations.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and foreign countries. The Company's contract bottling services and proprietary and private label products are sold to a limited number of customers. The Company's vinegar and cooking wine are sold to over 700 condiment manufacturers, food service distributors and retailers. The Company has major customers in its bulk alcohol products and bottling operations businesses. The loss of one or more of the Company's major customers could have a material adverse effect on the Company's liquidity and results of operations.

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

         WINERY. Wine is produced by the fermentation of citrus or grape juice. After fermentation, the wine is fortified by the addition of distilled citrus spirits to raise its alcohol content to approximately 20% by volume. Fortified citrus wine is sold to producers of beverage alcohol. The wineries are physically segregated from the distilling operations and have their own set of fermenting and storage tanks. The Lake Alfred, Auburndale and Louisville facilities can produce, on a combined basis, up to 30 million gallons of wine per year.

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

         VINEGAR AND COOKING WINE. Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar, including white distilled, red wine, white wine, corn, rice wine, balsamic, tarragon and apple cider, are produced at the Lake Alfred and Louisville facilities which have a combined capacity of 9 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into wine. Several varieties of cooking wine, including red, white, sherry, golden, marsala and chablis, are produced at the Lake Alfred, Auburndale and Louisville facilities.

         QUALITY CONTROL. Each of the Company's facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of its raw materials and end products.

         RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 60% of the raw materials used in the Company's distilling operations in Fiscal 2000. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 40%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers. Alcohol and grape juice concentrate are the primary raw materials used in the Company's vinegar and cooking wine operations. During Fiscal 2000, one supplier accounted for more than 10% of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

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

COMPETITION

         The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company's citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there exist several producers of grape-based distilled products. The Company's proprietary and private label products and premium branded spirits compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and popular-price products. The proprietary label and premium branded spirits produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with such customers are good and has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts, as a result of such competition. Based upon its historical experience and customer relationships, the Company does not expect to experience any adverse effects from such competition in the foreseeable future. Contract bottling operations compete against other bottlers located throughout the Southeastern United States. The Company experiences similar competition in its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

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

         Beverage alcohol produced and bottled by the Company is subject to substantial federal excise taxes. Excise taxes are currently imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

         The Company's fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company's results of operations.

EMPLOYEES

         As of September 30, 2000, the Company had approximately 375 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months when the bulk of contract bottling takes place. None of the Company's employees are members of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 60 employees, is fully unionized. Management believes that its relations with its employees are good.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has facilities in Florida and Kentucky for the production of its bulk alcohol products, premium branded spirits, contract bottling services, vinegar and cooking wine. The Company sells its products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily in Europe, Canada and the Caribbean. The Company's rum production facilities are located in St. Croix, United States Virgin Islands. Rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States but is also sold to foreign countries in the Caribbean, South America and Europe. See Note 12 to the Company's consolidated financial statements for additional information about the Company's foreign and domestic operations and export sales.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. Legal proceedings pending as of September 30, 2000, are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to security holders during the fourth quarter of Fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's common stock for each quarter during the past two fiscal years.


Period                            High             Low
------                            ----             ---
Fiscal 1999
   First quarter                    8   1/4          6   3/4
   Second quarter                   8   1/4          7   3/8
   Third quarter                    8   1/2          6   3/4
   Fourth quarter                  10   3/8          8   1/2
Fiscal 2000
   First quarter                    9  9/32          8 11/16
   Second quarter                   9   1/8          8
   Third quarter                    9   1/8          7   7/8
   Fourth quarter                   8  3/16          7   1/4


         The number of stockholders of record as of November 30, 2000 was 54. In addition, based upon a list of non-objecting beneficial owners, there were at least 529 beneficial owners at January 20, 2000.

         No dividend was paid to stockholders during the fiscal years ended September 30, 1999 and 2000. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future. The payment of cash dividends requires the consent of the Company's lender.

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

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                            ---------------------------
                                                         2000          1999            1998            1997          1996
                                                         ----          -----           -----          -----          -----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                                             $  92,987      $  76,733      $  75,096      $  77,938      $  78,197
Cost of goods sold                                       64,117         53,000         53,006         56,493         58,428
                                                      ---------      ---------      ---------      ---------      ---------
Gross profit                                             28,870         23,733         22,090         21,445         19,769
Selling, general and administrative expenses             17,885         15,023         13,937         13,126         11,483
                                                      ---------      ---------      ---------      ---------      ---------
Operating income                                         10,985          8,710          8,153          8,319          8,286
Other income (expense):
   Interest income                                          901            715            655            840          1,036
   Interest expense                                      (5,004)        (3,608)        (3,946)        (4,146)        (4,351)
   Other, net                                              (178)           181            660            931            766
                                                      ---------      ---------      ---------      ---------      ---------
Income before income taxes and extraordinary item         6,706          5,998          5,522          5,944          5,737
Income tax expense                                        1,649          1,458            808          1,259          1,192
                                                      ---------      ---------      ---------      ---------      ---------
Income before extraordinary item                          5,057          4,540          4,714          4,685          4,545
Extraordinary item, net of income tax benefit            (1,169)             -              -              -              -
                                                      ---------      ---------      ---------      ---------      ---------
Net income                                            $   3,888      $   4,540      $   4,714      $   4,685      $   4,545
                                                      =========      =========      =========      =========      ==========
Net income per share
  Basic
      Income before extraordinary item                $    0.92      $    0.91      $    0.95      $    0.95      $    0.92
      Extraordinary item                                  (0.21)             -              -              -              -
                                                      ---------      ---------      ---------      ---------      ---------
        Net income                                    $    0.71      $    0.91      $    0.95      $    0.95      $    0.92
                                                      =========      =========      =========      =========      =========
  Diluted
      Income before extraordinary item                $    0.91      $    0.91      $    0.95      $    0.94      $    0.92
      Extraordinary item                                  (0.21)             -              -              -              -
                                                      ---------      ---------      ---------      ---------      ---------
        Net income                                    $    0.70      $    0.91      $    0.95      $    0.94      $    0.92
                                                      =========      =========      =========      =========      =========
Weighted average shares outstanding
   Basic                                                  5,514          4,964          4,950          4,943          4,919
   Diluted                                                5,550          4,982          4,985          4,966          4,955
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                       $  40,372      $  36,246      $  37,807      $  31,640      $  33,517
Total assets                                            126,548         97,167         96,997         95,618         98,859
Short-term debt                                           8,000          6,000          1,888          2,938          2,152
Long-term debt                                           51,334         28,000         42,581         43,135         51,293
Stockholders' equity                                     54,841         51,193         41,004         36,290         31,448

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations contains "foward-looking statements." See Introductory Note on page one.

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2000 compared to Fiscal 1999, and Fiscal 1999 compared to Fiscal 1998, and (ii) financial liquidity and capital resources for Fiscal 2000. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 7 have generally been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

         Information regarding net sales, operating income (loss) and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 12 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

         The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                        2000          1999              1998
                                                        ----          ----             -----
Net sales                                              100.0%        100.0%            100.0%
Cost of goods sold                                      69.0          69.1              70.6
                                                       -----         -----             -----
Gross margin                                            31.0          30.9              29.4
Selling, general and administrative expenses            19.2          19.5              18.6
                                                       -----         -----             -----
Operating income                                        11.8          11.4              10.8
Other income (expense), net                             (4.6)         (3.6)             (3.4)
                                                       -----         -----             -----
Income before income taxes and extraordinary item        7.2           7.8               7.4
Income tax expense                                      (1.8)          1.9               1.1
                                                       -----         -----             -----
Income before extraordinary item                         5.4           5.9               6.3
Extraordinary item                                      (1.2)            -                 -
                                                       -----         -----             -----
Net income                                               4.2%          5.9%              6.3%
                                                       =====         =====             =====

                                      YEAR ENDED SEPTEMBER 30,              % CHANGE
                                     ------------------------            ---------------
                                    2000        1999        1998         00/99     99/98
                                    -----       -----       -----        -----     -----
NET SALES                                  (IN THOUSANDS)
Bulk alcohol products              $37,457     $33,522     $32,510       11.7       3.1
Premium branded spirits             16,119      12,126      10,485       32.9      15.6
Bottling operations                 16,823      17,778      19,171       (5.4)     (7.3)
Vinegar and cooking wine            20,477      11,029      10,544       85.7       4.6
Corporate operations and other       2,111       2,278       2,386       (7.3)     (4.5)
                                   -------     -------     -------
                                   $92,987     $76,733     $75,096       21.2       2.2
                                   =======     =======     =======

The following table provides unit sales volume data for certain Company products.

                                              YEAR ENDED SEPTEMBER 30,             % CHANGE
                                             -------------------------         -----------------
                                             2000       1999       1998        00/99        99/98
                                            ------     ------     ------       -----        -----
                                                  (IN THOUSANDS)
Bulk alcohol products:

    Distilled products, in proof gallons
         Citrus brandy                       1,446      1,459      1,479       (0.9)        (1.4)
         Citrus spirits                        621      1,347      1,012       (53.9)       33.0
         Rum                                 4,557      4,542      4,412        (0.3)        3.0
         Cane spirits                          531        551        617        (3.7)      (10.6)
    Fortified citrus wine, in gallons       10,999      6,912      6,846        59.1         1.0
Premium branded spirits, in cases              289        243        215        18.9        13.1
Bottling operations, in cases                4,342      4,423      4,639        (1.8)       (4.6)
Vinegar
    Bulk, in 100 grain gallons               5,175      4,757      5,251         8.8        (9.4)
    Cases                                      612        514        503        19.2         2.2
    Drums, in 100 grain gallons              1,510        964        746        56.6        29.2
Cooking Wine
    Bulk, in gallons                         2,385         85         71     2,703.5        20.1
    Cases                                      692        221        243       212.8        (8.7)

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

ACQUISITION OF MONARCH WINE COMPANY

         On November 17, 1999, the Company completed the Monarch Acquisition. The purchase price was $23.8 million in cash. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.


RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

         NET SALES. Net sales were $93.0 million in 2000, an increase of $21.2% from net sales of $76.7 million in 1999.

         Net sales of bulk alcohol products were $37.5 million in 2000, an increase of 11.7% from net sales of $33.5 million in 1999. The increase resulted from increased sales of bulk alcohol resulting from the Monarch Acquisition. Unit sales of citrus spirits decreased 53.9% and unit sales of fortified citrus wine increased 59.1% in 2000 compared to 1999. These changes resulted from the Monarch Acquisition. Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

         Net sales of premium branded spirits were $16.1 million in 2000, an increase of 32.9% from net sales of $12.1 million in 1999. Sales increases reflect the continued expansion of the Company's distribution network and the success of its Cruzan Flavored Rums and Porfidio Tequila brands.

         Net sales of the Company's bottling operations were $16.8 million in 2000, a decrease of 5.4% from net sales of $17.8 million in 1999. The unit volume of the Company's bottling operations decreased 1.8% in 2000. The decrease in volume was primarily attributable to a decrease in business with the Company's largest Type A bottling customer. The Company believes that the business with this Type A bottling customer will not return to historic levels.

         Net sales of vinegar and cooking wine were $20.5 million in 2000, an increase of 85.7% from net sales of $11.0 million in 1999. The increase in net sales was primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition. The Company has recently expanded its vinegar production capacity by building additional facilities.

         GROSS PROFIT. Gross profit was $28.9 million in 2000, an increase of 21.6% from gross profit of $23.7 million in 1999. Gross margin increased to 31.0% in 2000 from 30.9% in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.9 million in 2000, an increase of 19.0% from $15.0 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business; (2) expenses incurred during the integration of the Monarch Acquisition, and (3) increased amortization expense.

         OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment.

                                YEAR ENDED SEPTEMBER 30,
                                ------------------------
                                      2000        1999         % CHANGE
                                      ----        ----         --------
                                       (IN THOUSANDS)
Bulk alcohol products              $ 13,696      $ 12,346         10.9
Premium branded spirits                 120          (523)       123.0
Bottling operations                  (1,022)          125       (914.7)
Vinegar and cooking wine              3,673         1,922         91.1
Corporate operations and other       (5,482)       (5,160)        (6.3)
                                 -----------  ------------
                                   $ 10,985      $  8,710         26.1
                                 ===========  ============

         As a result of the above factors, operating income was $11.0 million in 2000, an increase of 26.1% over operating income of $8.7 million in 1999.

         INTEREST INCOME. The Company earns interest on its cash, short-term investments and notes receivable. The increase in interest income in 2000 was attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

         INTEREST EXPENSE. Interest expense was $5.0 million in 2000 and $3.6 million in 1999. The increase in interest expense was due to higher levels of debt outstanding due to the Monarch Acquisition and higher interest rates during 2000 compared to 1999.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 24.6% in 2000 and 24.3% in 1999. The low tax rate is attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes (see Note 9 to the Company's consolidated financial statements).


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

         Net sales of vinegar and cooking wine were $11.0 million in 1999, an increase of 4.6% from net sales of $10.5 million in 1998. The Company's two vinegar plants were operating at maximum capacity in 1999.

         GROSS PROFIT. Gross profit was $23.7 million in 1999, an increase of 7.4% from gross profit of $22.1 million in 1998. Gross margin increased to 30.9% in 1999 from 29.4% in 1998. The improvement in gross margin was primarily attributable to a favorable change in product mix in the Company's bulk alcohol products and a decrease in contract bottling volume with a Type A bottling customer.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.0 million in 1999, an increase of 7.8% from $13.9 million in 1998. Selling, general and administrative expenses were 19.5% of net sales in 1999 and 18.6% in 1998. The increase in selling, general and administrative expenses in 1999, was primarily attributable to increased marketing and new employees related to the Company's efforts to increase its distribution network. The increase was partially offset by a reduction in administrative overhead.

         OPERATING INCOME. The following table sets forth the operating income (loss) by operating segment.

                                      YEAR ENDED SEPTEMBER 30,
                                      ------------------------
                                      1999        1998         % CHANGE
                                      -----       -----        --------
                                               (IN THOUSANDS)
Bulk alcohol products              $ 12,346      $ 11,020         12.0
Premium branded spirits                (523)          250       (309.0)
Bottling operations                     125           963        (86.9)
Vinegar and cooking wine              1,922         1,708         12.5
Corporate operations and other       (5,160)       (5,788)       (10.9)
                                 -----------  ------------
                                   $  8,710      $  8,153          6.8
                                 ===========  ============

         As a result of the above factors, operating income was $8.7 million in 1999, an increase of 6.8% from operating income of $8.2 million in 1998.

         INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The increase in interest income in 1999 was attributable to higher average amounts of cash, short-term investments and notes receivable outstanding compared to 1998.

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2000 was $4.4 million, which resulted from $9.5 million in net income adjusted for noncash items, less $5.1 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2000 was $30.9 million, which resulted primarily from $5.8 million of capital expenditures, $23.8 million used for the Monarch Acquisition and a net increase of $2.3 million in short-term investments. Payments received on notes receivable of $1.8 million were offset by new notes issued of $.3 million. During the third quarter of 2000, the Company converted a $1,000,000 loan to Premier Wines & Spirits, Ltd. ("Premier"), a 45% owned subsidiary, into a capital contribution in order to improve Premier's capital structure.

         The Company's capital expenditures were $5.8 million in 2000 and $2.6 million in 1999. The increase in capital expenditures was primarily attributable to (1) improving the Company's wine production capacity, (2) expanding vinegar production capacity and (3) improving the Company's rum production capacity.

         Net cash provided by financing activities in 2000 was $24.5 million, which resulted from (1) proceeds from term loans and other notes of $56.9 million and (2) an increase of $8.5 million in borrowings under the revolving credit facility, offset by (3) payments of long-term debt totaling $40.1 million.

         In November 1999, the Company's previous long-term debt and line of credit were replaced with a $71 million credit agreement between the Company and a syndicate of lenders. The new credit agreement consists of a $15 million revolving credit facility which expires in November 2002 and a term loan with an initial amount of $56 million which matures on December 31, 2004. In November 1999, the Company used $23.5 million of the term loan to fund the Monarch Acquisition. Borrowings under the revolving credit facility were $8.5 million at September 30, 2000. See Note 8 to the Company's consolidated financial statements for additional information related to the Company's long-term debt.

         The Company's total debt was $59.3 million as of September 30, 2000, and its ratio of debt to equity was 1.1 to 1.

         The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8.1 million and $21.1 million, respectively, as of September 30, 2000. No provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. See
Note 9 to the Company's consolidated financial statements for additional information on income taxes related to these subsidiaries.

         Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 during the second quarter of Fiscal 2000.

EFFECTS OF INFLATION AND CHANGING PRICES

         The Company uses natural gas in its distilling operations and has recently experienced significant increases in its energy costs as a result of natural gas price increases. At the present time, management believes that the Company's energy costs relating to natural gas will continue to increase. Where competitively feasible, management plans to increase selling prices to offset the effects of natural gas price increases, but the Company may not be able to recover these energy cost increases.

         Except as noted above, the Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                  Market Risk Analysis
                                                  September 30, 2000
                                                  Expected Maturity Date
                            -------------------------------------------------------------------------------------------------------
                                 2001          2002         2003       2004         2005      Thereafter     Total       Fair Value
                            ----------   -----------  ------------ -----------  ----------  ------------ ------------  ------------
Assets
  Notes receivable:
    Fixed rate              $ 1,430,452  $   530,546  $    569,067 $   610,746  $ 3,954,091 $    757,462 $  7,852,364  $ 7,793,310
   Average interest rate          6.55%        6.48%         6.44%       6.38%        6.31%        7.09%        6.54%       --

Liabilities
 *Long-term debt:
    Variable rate           $ 8,000,000  $ 8,000,000  $ 16,512,981 $ 8,821,243  $ 8,000,000 $ 10,000,000 $ 59,334,224  $59,334,224
    Average interest rate         9.19%        9.12%         9.57%       9.25%        9.12%        9.12%        9.22%       --

* The Company has entered into an agreement with a bank to cap the LIBOR rate on the term loans at 7.5%. The effect of the cap is not known at this time. See Note 8 to the Company's consolidated financial statements for additional information related to Company's financing arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 2001 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 2001 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 2001 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 2001 annual stockholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         See "Index to Financial Statements and Financial Statement Schedules".

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of Fiscal 2000.

(c)      Exhibits

         See "Index to Exhibits".

                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 18th day of December, 2000.

                                TODHUNTER INTERNATIONAL, INC.
                                By:     /s/A. Kenneth Pincourt, Jr.
                                   ---------------------------------------------
                                A. Kenneth Pincourt, Jr., Chairman of the Board
                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ A. Kenneth Pincourt, Jr.          Chairman of the Board                December 18, 2000
 -------------------------------      and Chief Executive Officer
     A. Kenneth Pincourt, Jr.        (Principal Executive Officer)

    /s/ Troy Edwards                Treasurer and Chief Financial Officer     December 18, 2000
 -------------------------------
    Troy Edwards                        (Principal Financial
                                       and Accounting Officer)


    /s/ Thomas A. Valdes                      Director                        December 18, 2000
 -------------------------------
    Thomas A. Valdes

    /s/ Jay S. Maltby                         Director                        December 18, 2000
 -------------------------------
    Jay S. Maltby

    /s/ D. Chris Mitchell                     Director                        December 18, 2000
 -------------------------------
    D. Chris Mitchell

    /s/ Leonard G. Rogers                     Director                        December 18, 2000
 -------------------------------
    Leonard G. Rogers

    /s/ W. Gregory Robertson                  Director                        December 18, 2000
 -------------------------------
    W. Gregory Robertson

    /s/ Edward F. McDonnell                   Director                        December 18, 2000
 -------------------------------
    Edward F. McDonnell

    /s/ K. Ian McLachlan                      Director                        December 18, 2000
 -------------------------------
     K. Ian McLachlan

    /s/ Godfrey D. Bain                       Director                        December 18, 2000
 -------------------------------
     Godfrey D. Bain


                                 TODHUNTER INTERNATIONAL, INC.
                INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                          PAGE
                                                                                                                          ----
a) Financial Statements

   Independent Auditor's Report                                                                                             19

   Consolidated balance sheets as of September 30, 2000 and 1999                                                            20

   Consolidated statements of income for the years ended September 30, 2000, 1999 and 1998                                  22

   Consolidated statements of stockholders' equity for the years ended September 30, 2000, 1999 and 1998                    23

   Consolidated statements of cash flows for the years ended September 30, 2000, 1999 and 1998                              25

   Notes to consolidated financial statements                                                                               28

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


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.


                                       /s/ McGladrey & Pullen, LLP


West Palm Beach, Florida
November 15, 2000

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999



ASSETS                                                                            2000            1999
--------------------------------------------------------------------------- ---------------- ---------------
Current Assets
  Cash and cash equivalents                                                $      3,245,866   $   5,265,318
  Short-term investments                                                          4,843,348       2,547,365
  Trade receivables                                                              15,296,445      12,161,401
  Other receivables                                                               2,932,531       2,316,398
  Inventories                                                                    23,529,578      23,011,883
  Notes receivable, current maturities                                            1,378,380       1,439,796
  Deferred income taxes                                                           1,131,000         929,000
  Other current assets                                                            3,082,184       1,899,672
                                                                              --------------  --------------
       TOTAL CURRENT ASSETS                                                      55,439,332      49,570,833

Investments In And Advances To Equity Investees                                   1,067,805       1,073,115

Notes receivable, less current maturities                                         2,973,984       4,452,665

Note receivable from affiliate, less current maturities                           3,447,928              -

Property and Equipment, less accumulated depreciation
  2000 $39,268,253; 1999 $36,098,763                                             39,688,807      39,774,028

Goodwill, less accumulated amortization
  2000 $1,801,134; 1999 $735,841                                                 21,819,734         356,678

Other Assets                                                                      2,110,858       1,939,927
                                                                              --------------  --------------



                                                                              $ 126,548,448     $97,167,246
                                                                              =============     ===========


See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                              2000            1999
--------------------------------------------------------------------------- ---------------- ---------------
Current Liabilities

   Current maturities of long-term debt                                      $    8,000,000   $   6,000,000

   Accounts payable                                                               5,076,380       4,417,313

   Accrued interest expense                                                         107,035       1,261,542

   Other accrued expenses                                                         1,884,392       1,646,462
                                                                              --------------  --------------

      TOTAL CURRENT LIABILITIES                                                  15,067,807      13,325,317

Long-Term Debt, less current Maturities                                          51,334,224      28,000,000

Deferred Income Taxes                                                             4,122,000       4,345,000

Other Liabilities                                                                 1,183,854         303,835
                                                                              --------------  --------------
                                                                                 71,707,885      45,974,152
                                                                              --------------  --------------
Commitments


Stockholders' Equity
   Preferred stock, par value $.01 per share; authorized
      2,500,000 shares, no shares issued                                                  -               -
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued 2000 and  1999 5,612,934 shares                       56,129          56,129
   Additional paid-in capital                                                    18,326,014      18,326,014
   Retained earnings                                                             37,436,700      33,548,731
   Accumulated other comprehensive loss                                            (240,500)              -
                                                                              --------------  --------------
                                                                                 55,578,343      51,930,874
Less cost of 99,200 shares of treasury stock                                       (737,780)       (737,780)
                                                                              --------------  --------------
                                                                                 54,840,563      51,193,094
                                                                              --------------  --------------
                                                                            $   126,548,448   $  97,167,246
                                                                              ==============  ==============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                             2000             1999             1998
------------------------------------------------------ ---------------- ---------------- ----------------
Sales                                                  $   123,999,796   $  114,196,882   $  110,846,810
 Less excise taxes                                          31,013,099       37,463,735       35,750,916
                                                       ----------------  --------------   --------------
         NET SALES                                          92,986,697       76,733,147       75,095,894
Cost of goods sold                                          64,116,593       53,000,012       53,005,786
                                                       ----------------  --------------   --------------
         GROSS PROFIT                                       28,870,104       23,733,135       22,090,108
Selling, general and administrative expenses                17,884,628       15,022,979       13,937,082
                                                       ----------------  --------------   --------------
         OPERATING INCOME                                   10,985,476        8,710,156        8,153,026
                                                       ----------------  --------------   --------------
Other income (expense):
 Interest income                                               901,285          715,055          655,230
 Interest expense                                           (5,003,628)      (3,607,706)      (3,946,528)
 Equity in losses of equity investees                         (297,329)        (357,145)        (364,740)
 Other, net                                                    119,833          537,248        1,025,020
                                                       ----------------  --------------   --------------
                                                            (4,279,839)      (2,712,548)      (2,631,018)
                                                       ----------------  --------------   --------------
         INCOME BEFORE INCOME TAXES AND
          EXTRAORDINARY ITEM                                 6,705,637        5,997,608        5,522,008
                                                       ----------------  --------------   --------------
Income tax expense (benefit):
 Current                                                     2,073,878        1,715,672          824,312
 Deferred                                                     (425,000)        (258,000)         (16,000)
                                                       ----------------  --------------   --------------
                                                             1,648,878        1,457,672          808,312
                                                       ----------------  --------------   --------------
         INCOME BEFORE EXTRAORDINARY ITEM                    5,056,759        4,539,936        4,713,696
Extraordinary item- early extinguishment of
 debt, net of income tax benefit of $382,075                 1,168,790                -                -
                                                       ----------------  --------------   --------------
         Net income                                    $     3,887,969  $     4,539,936  $     4,713,696
                                                         ==============  ==============   ==============

Net income per common share:
 Basic:
  Income before extraordinary item                     $      .92       $      .91       $       .95
  Extraordinary item                                         (.21)               -                 -
                                                       ----------------  --------------   --------------
                                                       $      .71       $      .91       $      .95
                                                       ================  ==============   ==============
 Diluted:
  Income before extraordinary item                     $      .91       $      .91       $      .95
  Extraordinary item                                         (.21)               -                -
                                                       ----------------  --------------   --------------
                                                       $      .70       $      .91       $      .95
                                                       ================  ==============   ==============
Common shares and equivalents outstanding:
 Basic                                                       5,513,734        4,963,760        4,949,714
                                                       ================  ==============   ==============
 Diluted                                                     5,550,216        4,981,579        4,984,868
                                                       ================  ==============   ==============

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                               Common Stock                                            Accumulated
                                      ------------------------------  Additional                          Other
                                         Shares                         Paid-in          Retained      Comprehensive
                                         Issued          Amount         Capital          Earnings      Income (Loss)
------------------------------------- -------------- --------------- ---------------- --------------- ----------------
Balance, October 1, 1997                  4,949,714  $       49,498  $    11,945,776  $   24,295,099  $             -
 Net income                                       -               -                -       4,713,696                -
                                      --------------  -------------- ----------------  --------------  ---------------
Balance, September 30, 1998               4,949,714          49,498       11,945,776      29,008,795                -
 Issuance of common stock                   663,220           6,631        6,380,238              -                 -
 Shares acquired for
    treasury stock                                -               -                -              -                 -
 Net income                                       -               -                -       4,539,936                -
                                      --------------  -------------- ---------------  --------------  ---------------
Balance, September 30, 1999               5,612,934          56,129       18,326,014      33,548,731                -
 Net income                                       -               -                -       3,887,969                -
 Unrealized loss on interest
     rate cap                                     -               -                -               -         (240,500)
                                      --------------  -------------- ---------------  --------------  ---------------
Balance, September 30, 2000               5,612,934  $       56,129  $  18,326,014    $   37,436,700  $      (240,500)
                                      ==============  ============== ===============  ==============  ===============

See Notes to Consolidated Financial Statements.


        Treasury Stock
---------------------------------     Total               Total
     Shares                        Stockholders'       Comprehensive
    Acquired          Amount          Equity              Income
----------------- --------------- ---------------   ---------------------
               -     $        -    $  36,290,373
               -              -        4,713,696    $          4,713,696
-----------------  --------------  --------------   =====================
               -              -       41,004,069
               -              -        6,386,869


          99,200       (737,780)        (737,780)

               -              -        4,539,936    $          4,539,936
-----------------  --------------  --------------   ====================
          99,200       (737,780)      51,193,094
               -              -        3,887,969    $          3,887,969


               -              -         (240,500)               (240,500)
-----------------  --------------  --------------   ---------------------
          99,200   $   (737,780)   $  54,840,563    $          3,647,469
=================  ==============  ==============   =====================

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                              2000             1999            1998
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                 $   3,887,969     $  4,539,936    $   4,713,696
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation                                                 4,447,504        4,352,708        4,151,350
    Amortization                                                 1,237,777           99,146           94,108
    Equity in losses of equity investees                           297,329          357,145          364,740
    Deferred income taxes                                         (425,000)        (258,000)         (16,000)
    Other                                                           35,952         (168,259)         (10,225)
    Changes in assets and liabilities, net of
      effects of purchases and sales
      (Increase) decrease in:
        Receivables                                             (1,911,422)        (617,205)        (693,399)
        Inventories                                             (1,023,212)         411,690       (3,336,672)
        Other assets                                            (1,207,133)        (899,480)         579,842
      Increase (decrease) in:
        Accounts payable                                          (139,552)         999,698       (1,621,637)
        Accrued interest expense                                (1,154,507)               -         (142,902)
        Other accrued expenses                                     234,306         (407,726)         738,588
        Other liabilities                                          111,892          198,296         (120,174)
                                                             -------------------------------------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                   4,391,903        8,607,949        4,701,315
                                                             -------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment                      63,797          359,228           38,692
  Principal payments received on
    notes receivable                                             1,790,095        1,968,168        1,477,775
  Purchase of property and equipment                            (5,827,694)      (2,577,396)      (2,721,995)
  Disbursements for notes receivable                              (342,019)      (1,113,666)        (913,883)
  Purchase of short-term investments                            (4,843,348)      (2,547,365)              -
  Redemption of short-term investments                           2,547,365              -                 -
  Purchase of Monarch Wine Company                             (23,761,906)             -                 -
  Purchase of minority interest in subsidiary                     (100,000)             -           (418,249)
  Other                                                           (409,419)        (240,628)         164,304
                                                             -------------------------------------------------
          NET CASH USED IN
          INVESTING ACTIVITIES                                 (30,883,129)      (4,151,659)      (2,373,356)
                                                             -------------------------------------------------

                                   (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                2000            1999              1998
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net borrowings (payments) under line of
    credit arrangements                                     $    8,512,981   $   (6,330,944)  $    2,083,997
  Proceeds from issuance of common stock                               -          6,386,869              -
  Purchase of interest rate cap                                   (250,000)            -                 -
  Disbursements for loan costs                                    (612,450)            -                 -
  Proceeds from long-term borrowings                            56,947,037             -                 -
  Purchase of common stock for treasury                                -           (737,780)             -
  Principal payments on long-term borrowings                   (40,125,794)      (4,138,133)      (3,687,744)
                                                           ---------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                  24,471,774       (4,819,988)      (1,603,747)
                                                           ---------------------------------------------------

          NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                  (2,019,452)        (363,698)         724,212

Cash and cash equivalents:
  Beginning                                                      5,265,318        5,629,016        4,904,804
                                                           ---------------------------------------------------
  Ending                                                    $    3,245,866   $    5,265,318   $    5,629,016
                                                           ===================================================

Supplemental Disclosures Of Cash Flow
  Information
  Cash Payments For:
    Interest                                                $    6,158,135   $    3,607,706   $    4,089,430
                                                           ===================================================
    Income taxes                                            $    1,407,187   $    1,842,737   $      406,937
                                                           ===================================================

Supplemental Schedule of Noncash Investing
  and Financing Activities
    Notes receivable received in exchange for
    sale of other assets                                    $          -     $      850,000   $          -
                                                           ===================================================

                                   (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                 2000            1999              1998
-------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing
  and Financing Activities, continued
  Acquisition of Monarch Wine Company:
    Cash purchase price                                     $   23,761,906   $          -     $          -
                                                           ===================================================

  Working capital acquired                                  $    2,006,792   $          -     $          -
  Goodwill                                                      22,528,351              -                -
  Operating lease on plant facility assumed,
    such facility was abandoned                                   (773,237)             -                -
                                                           ---------------------------------------------------

                                                            $   23,761,906   $          -     $          -
                                                           ===================================================

    Sale Of Bahamian Operations:
      Notes Receivable Exchanged For Assets                 $    3,500,000   $          -     $          -
                                                           ===================================================

      Accounts receivable                                   $      215,033   $          -     $          -
      Inventory                                                  1,393,768              -                -
      Property & Equipment                                       1,469,600              -                -
      Other current assets                                         121,775              -                -
      Other assets                                                 511,958              -                -
      Other current liabilities assumed                           (133,296)             -                -
      Loss realized                                                (78,838)             -                -
                                                           ---------------------------------------------------
                                                            $    3,500,000   $          -     $          -
                                                           ===================================================

    Investment in Premier Wines & Spirits, Ltd.
      for note receivable                                   $    1,000,000   $          -     $          -
                                                           ===================================================

                 See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands and purchases products for resale from other producers.

OWNERSHIP: Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as a result of open market and private purchases beginning in fiscal 1999, it beneficially owned 2,814,113 shares, representing 51.0% of the Company's common stock at November 30, 2000.

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

  CASH EQUIVALENTS: The Company considers certificates of deposit and other short-term investments with an original maturity of three months or less to be cash equivalents. The Company maintains depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses in such accounts and does not anticipate any losses.

  SHORT-TERM INVESTMENTS: The Company has investments in certificates of deposits, corporate bonds, and U. S. Government securities which mature within one year of purchase. All of the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost.

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

                                                Years
                                                -------------
  Land improvements                               3 to 20
  Buildings and improvements                      3 to 40
  Machinery and equipment                         3 to 33

  FINANCIAL INSTRUMENTS: The Company has a derivative financial instrument to reduce the Company's interest rate risk. The derivative instrument consists of an interest rate cap agreement with a bank, which is being accounted for as a cash flow hedge under Financial Accounting Standard No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company's policy is not to hold or issue derivative financial instruments for trading purposes.

  Effective for fiscal year 2000, the Company adopted Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which requires companies to report all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. If a derivative is not a hedge, it must be adjusted to fair value through income. If a derivative is a hedge, and depending on the nature of the hedge, any change in the fair value of the derivative is either (1) offset against the change in fair value of the hedged asset, liability, or firm commitments through earnings, or (2) recognized in other comprehensive income until the hedged item is recognized in earnings or the term of the hedge expires. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

  AMORTIZATION: Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                                Years
                                                -------------
  Goodwill                                        20 - 40
  Trademarks                                      20 - 40
  Other                                             10

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

  RECLASSIFICATIONS: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.


NOTE 2.  INVENTORIES

THE MAJOR COMPONENTS OF INVENTORIES AS OF SEPTEMBER 30, 2000 AND 1999 ARE:

                                                                                   2000             1999
                                                                             ---------------------------------
Finished goods                                                                    14,382,361       15,076,552
Work in process                                                                      928,486          583,884
Raw materials and supplies                                                         8,218,731        7,351,447
                                                                             ---------------------------------
                                                                             $    23,529,578  $    23,011,883
                                                                             =================================

NOTE 3. NOTES RECEIVABLE

Notes receivable consist of the following as of September 30, 2000 and 1999:

                                                                                   2000             1999
                                                                             ---------------------------------
6% note, collateralized by general intangibles, mortgage and security agreement, monthly payments of $83,333 plus interest
  through September 2001                                                     $       916,667  $     1,916,667
7% note, collateralized by property and equipment, monthly
  principal and interest payments of $47,202 through May 2006                      2,631,918        3,000,000
8% note, collateralized by real property, monthly principal and
  interest payments of $10,313 through April 2009                                    766,659          826,457
Other                                                                                 37,120          149,337
                                                                             ---------------------------------
                                                                                   4,352,364        5,892,461
Less current maturities                                                            1,378,380        1,439,796
                                                                             ---------------------------------
                                                                             $     2,973,984        4,452,665
                                                                             =================================

                                       30

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE  4. NOTES RECEIVABLE FROM AFFILIATE

The Company has an unsecured $3.5 million note receivable from British Fidelity Holdings Limited, an affiliate through common ownership. The note bears interest at 6% with principal and interest payments of $20,000 due monthly through July 2005, and the remaining balance of $3,305,560 due in August 2005. The Company has recorded $52,072 of the principal balance as current maturities for fiscal year 2001. The note is guaranteed by British Fidelity Assurance, Ltd.


NOTE 5. PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 2000 and 1999 are:

                                                                                   2000             1999
                                                                             ---------------------------------
Land                                                                               4,640,086        4,757,587
Land improvements                                                                  1,290,395        1,187,292
Buildings and improvements                                                        15,468,356       16,184,107
Machinery and equipment                                                           57,558,223       53,743,805
                                                                             ---------------------------------
                                                                                  78,957,060       75,872,791
Less accumulated depreciation                                                     39,268,253       36,098,763
                                                                             ---------------------------------
                                                                                  39,688,807       39,774,028
                                                                             =================================

NOTE 6.  OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following as of September 30, 2000 and 1999:

                                                                                   2000             1999
                                                                             ---------------------------------
Trademarks                                                                         1,065,448        1,125,649
Other                                                                              1,045,410          814,278
                                                                             ---------------------------------
                                                                                   2,110,858        1,939,927
                                                                             =================================

NOTE 7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of September 30, 2000 and 1999:

                                                                                   2000             1999
                                                                             ---------------------------------
Accrued property taxes                                                               452,735          466,888
Accrued payroll and related expenses                                                 983,413          752,479
Other                                                                                448,244          427,095
                                                                             ---------------------------------
                                                                                   1,884,392        1,646,462
                                                                             =================================

                                       31

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 8. FINANCING ARRANGEMENTS
Long-term debt consists of the following as of September 30, 2000 and 1999:

                                                                                             2000            1999
                                                                                       --------------   ---------------
Term loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at September 30, 2000 was
10%. Quarterly principal installments of $2,000,000 beginning March 31, 2000 through September 30, 2004 with any remaining balance due
December 31, 2004                                                                      $  50,000,000     $           -


Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at September
30, 2000 was 9.12%. The revolving lines of credit terminate in November 2002           $   8,512,981     $           -


Senior notes, interest at 8.905%, unsecured                                                        -        34,000,000
Other                                                                                        821,243                 -
                                                                                       --------------    -------------
                                                                                          59,334,224        34,000,000
Less current maturities                                                                    8,000,000         6,000,000
                                                                                       --------------    -------------
                                                                                       $  51,334,224     $  28,000,000
                                                                                       ==============    =============

(i) In November 1999, the Company entered into a $71 million credit agreement, which consists of $56 million term loans and a $15 million revolving loan facility. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds of these notes were used to prepay all borrowings under the previous finance agreements and to finance a business acquisition (see Note
     18). The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

In fiscal year 2000, the Company recognized an extraordinary loss of $1,168,790, net of an income tax benefit of $382,075 on its early extinguishment of debt.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 8.  FINANCING ARRANGEMENTS (CONTINUED)

Maturities of long-term debt as of September 30, 2000 are as follows:

Year Ending
September 30,                                                                                          Amount
-----------------------------------------------------------------------------------              -----------------
2001                                                                                            $     8,000,000
2002                                                                                                  8,000,000
2003                                                                                                 16,512,981
2004                                                                                                  8,821,243
2005                                                                                                 18,000,000
                                                                                                ---------------
                                                                                                $    59,334,224
                                                                                                ===============

On January 14, 2000, the Company entered into an interest rate cap agreement. The agreement caps the applicable Eurodollar rate under the credit agreement at 7.5%. At September 30, 2000 the underlying applicable Eurodollar rate was 6.62%. The Company paid $250,000 for this cap which has a term of two years. The notional amount of this agreement at September 30, 2000 was $50,000,000. For the year ended September 30, 2000, the Company has recorded an unrealized loss of $240,500 related to this agreement which has been reflected as other comprehensive loss.

The Company has used interest rate swap agreements to change the fixed/variable interest rate mix of its debt portfolio and to reduce the Company's aggregate risk to movements in interest rates. A summary of the interest rate swap agreements is as follows:

(1) The Company entered into an interest rate swap agreement with a bank calling for the Company to exchange, as of May 1 and November 1 through 2004, interest payment streams calculated on a principal balance starting at $4,000,000 and reducing starting in November 1999. The Company's interest under this agreement was calculated based upon a floating rate of 1.06% above the six-month LIBOR rate. The bank's rate was 8.905%. During 1999 and 1998, the Company received net payments of $95,245 and $87,054, respectively, related to this agreement, and reduced interest expense accordingly. This agreement was terminated in November 1999 in conjunction with the refinancing of the Company's debt.

(2) The Company entered into an interest rate swap agreement with a bank, accounted for as a hedge. This agreement was terminated in fiscal year 1999. During 1999 and 1998, the Company made net payments of $16,459 and $29,208, respectively, related to this agreement, and increased interest expense accordingly.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 9. INCOME TAXES

Income tax expense before extraordinary item consists of the following for the years ended September 30, 2000, 1999 and 1998:

                                                                2000             1999            1998
                                                            -------------    -------------    ------------
Current income tax expense (benefit):
  Federal                                                   $   1,887,250    $   1,589,051    $   860,191
  State                                                           186,628          126,621        (35,879)
                                                            -------------    -------------    -----------
                                                                2,073,878        1,715,672        824,312
                                                            -------------    -------------    -----------
Deferred income tax expense (benefit):
  Federal                                                        (377,000)        (218,000)        13,000
  State                                                           (48,000)         (40,000)       (29,000)
                                                            -------------    -------------    -----------
                                                                 (425,000)        (258,000)       (16,000)
                                                            -------------    -------------    -----------
Total income tax expense before extraordinary
  Item                                                      $   1,648,878    $   1,457,672    $   808,312
                                                            =============    =============    ===========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2000 and 1999:

                                                                                   2000             1999
                                                                               -------------    -------------
Deferred tax liabilities:
  Property and equipment, principally due
    to differences in depreciation                                             $   3,719,000    $   3,775,000
  Installment sale                                                                   277,000          570,000
  Goodwill, principally due to differences in amortization                           126,000                -
                                                                               -------------    -------------
                                                                                   4,122,000        4,345,000
                                                                               -------------    -------------
Deferred tax assets:
  Inventories, principally due to additional costs inventoried
    for tax purposes pursuant to the Tax Reform Act of 1986                          850,000          701,000
  Differences related to anticipated future expenses and
    allowances                                                                       136,000          133,000
  Deferred compensation                                                              145,000           84,000
  Other                                                                                    -           11,000
                                                                               -------------    -------------
                                                                                   1,131,000          929,000
                                                                               -------------    -------------
Net deferred income tax liability                                              $   2,991,000    $   3,416,000
                                                                               =============    =============

No valuation allowance has been recorded as of September 30, 2000 or 1999.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item as a result of the following for the years ended September 30, 2000, 1999 and 1998:

                                                                  2000             1999            1998
                                                           --------------    -------------    ------------
Computed "expected" tax expense                            $    2,279,916    $   2,039,186    $  1,877,483
Nondeductible operating losses from
  Bahamian subsidiary                                             189,374          158,632          97,950
Effect of income tax subsidy on earnings of
  Virgin Islands subsidiary                                    (1,040,427)      (1,070,253)     (1,169,187)
Nondeductible losses of equity investee                           101,092          121,429         124,012
Effect of state taxes                                             115,678           83,570          12,199
Other                                                               3,245          125,108        (134,145)
                                                           --------------    -------------    ------------
Total income tax expense on income before
  extraordinary item                                       $    1,648,878    $   1,457,672    $    808,312
                                                           ==============    =============    ============

Generally, the operating income of the Company's Bahamian subsidiary is not subject to United States income taxes as there are no income taxes in the Commonwealth of the Bahamas. The Company sold all of its remaining operating assets in the Bahamas in fiscal year 2000 for $3.5 million. Certain passive income of the Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through January 31, 2002. The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2000, 1999 and 1998, respectively, is as follows:

                                                                  2000            1999             1998
                                                            ---------------  ---------------  --------------
Basic                                                        $       0.19     $       0.22      $     0.24
Diluted                                                              0.19             0.21            0.23

With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8,100,000 and $21,100,000, respectively, as of September 30, 2000. The undistributed earnings of the Bahamian subsidiary have been reduced by any previously taxed income.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 10. LEASES

The Company occupies office space under a noncancelable operating lease which expires in 2006. Initial base rent is $32,199 through 2000 and increases to $33,036 monthly, thereafter. The lease contains two renewal options of five years each.

Future minimum lease payments under this noncancelable operating lease as of September 30, 2000 is as follows:

Year Ending
September 30,                                                                                          Amount
-----------------------------------------------------------------------------------------------     -----------
2001                                                                                                $   386,393
2002                                                                                                    396,437
2003                                                                                                    396,437
2004                                                                                                    396,437
2005                                                                                                    396,437
Thereafter                                                                                              396,437
                                                                                                    -----------
                                                                                                    $ 2,368,578
                                                                                                    ===========

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $309,832, $303,770 and $359,484 for the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 11. STOCK OPTIONS

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% of the fair market value of the Company's common stock on the date of grant for nonqualified options or 100% of such fair market value for qualified stock options. As of September 30, 2000, 1,400,000 shares are reserved for issuance under the option plan. Options granted have vesting periods ranging from 3 to 5 years. During the year ended September 30, 1999, the Company received a total of $78,000 upon the exercise of stock options for 13,000 shares. There were no stock options exercised during the years ended September 30, 2000 and 1998.

The Company applies Accounting Principles Board Opinion Number 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for options granted, which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted after 1994. SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 11. STOCK OPTIONS  (CONTINUED)

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                                    2000           1999            1998
                                                               -------------   ------------    -----------
Net income - as reported                                       $   3,884,969   $  4,539,936    $ 4,713,696

Net income - pro forma                                             3,442,853      4,364,707      4,538,467

Earnings per common share - as reported (Basic)                         0.71           0.91           0.95

Earnings per common share - as reported (Diluted)                       0.70           0.91           0.95

Earnings per common share - pro forma (Basic)                           0.62           0.88           0.91

Earnings per common share - pro forma (Diluted)                         0.62           0.88           0.91


The pro forma effects are determined as if compensation costs were recognized using the fair value based accounting method. The fair values of options granted during 1999 and 1998 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.75% and 4.75%; expected lives of 10 years; expected volatility of 29% and 30%; and a zero percent dividend yield. The weighted-average fair value of options granted during 1999 and 1998 was $3.98 and $4.67, respectively.

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30, 2000, 1999 and 1998 follows:

                                        2000                     1999                   1998
                                ----------------------   ---------------------   --------------------
                                            Weighted                 Weighted                Weighted

                                  Number     Average      Number      Average     Number      Average

                                    of      Exercise        of       Exercise       of       Exercise

                                 Options    Price        Options       Price      Options      Price
                                ----------- ----------- ----------- ------------ ---------- -----------
Outstanding, beginning of year     599,000  $     8.43     352,000   $     9.45    292,000    $    9.53

Granted                                  -           -     335,000         8.13     60,000         9.06

Exercised                                -           -    (13,000)         6.00          -            -

Forfeited                                -           -    (75,000)        12.25          -            -
                                ----------  ----------  ----------   ----------  ---------   ----------
Outstanding, end of year           599,000  $     8.43     599,000   $     8.43    352,000   $     9.45
                                ==========  ==========  ==========   ==========  =========   ==========
Exercisable, end of year           311,000  $     8.65     206,500   $     8.83    257,000   $     9.72
                                ==========  ==========  ==========   ==========  =========   ==========

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 11. STOCK OPTIONS  (CONTINUED)

The following table summarizes information about the stock options at September 30, 2000:

                                                     Number           Number
                                                 Outstanding at   Exercisable at
                                                  September 30,    September 30,         Expiration
Exercise Price                                        2000             2000                 Date
----------------------------------------------- ---------------- ----------------   --------------------
$ 6.0000                                                 56,500           56,500        November 2002

 12.2500                                                 60,000           60,000         April 2004

  8.1250                                                 87,500           87,500        February 2006

  9.0625                                                 60,000           40,000          May 2008

  8.1250                                                335,000           67,000        December 2008

                                                    -----------      -----------
                                                        599,000          311,000
                                                    ===========      ===========

The exercise price of options granted has been equal to or greater than their grant date fair value.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, equity in losses of equity investee, interest income and expense. Material intersegment sales and transfers have been eliminated.

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate related items and the results of certain nonmaterial operations.

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company's operating segments for the years ended September 30, 2000, 1999 and 1998 are as follows:



(in thousands)                                                         2000           1999           1998
-----------------------------------------------------------------------------------------------------------
NET SALES
  Bulk Alcohol Products                                         $      37,457  $      33,522  $      32,510
  Premium Branded Spirits                                              16,119         12,126         10,485
  Bottling Operations                                                  16,823         17,778         19,171
  Vinegar and Cooking Wine                                             20,477         11,029         10,544
  Corporate Operations and Other                                        2,111          2,278          2,386
                                                                -------------------------------------------
                                                                $      92,987  $      76,733  $      75,096
                                                                ===========================================

OPERATING INCOME (LOSS)
  Bulk Alcohol Products                                         $      13,696  $      12,346  $      11,020
  Premium Branded Spirits                                                 120           (523)           250
  Bottling Operations                                                  (1,022)           125            963
  Vinegar and Cooking Wine                                              3,673          1,922          1,708
  Corporate Operations and Other                                       (5,482)        (5,160)        (5,788)
                                                                -------------------------------------------
                                                                $      10,985  $       8,710  $       8,153
                                                                ===========================================

IDENTIFIABLE ASSETS
  Bulk Alcohol Products                                         $      62,969  $      44,355  $      44,583
  Premium Branded Spirits                                               7,764          4,920          4,841
  Bottling Operations                                                  22,239         24,070         24,707
  Vinegar and Cooking Wine                                             21,152          6,620          6,550
  Corporate Operations and Other                                       12,421         17,202         16,316
                                                                -------------------------------------------
                                                                $     126,545  $      97,167  $      96,997
                                                                ===========================================

DEPRECIATION AND AMORTIZATION
  Bulk Alcohol Products                                         $       2,845  $       2,205  $       2,068
  Premium Branded Spirits                                                 104            101             58
  Bottling Operations                                                   1,474          1,502          1,397
  Vinegar and Cooking Wine                                                928            328            327
  Corporate Operations and Other                                          334            316            395
                                                                -------------------------------------------
                                                                $       5,685  $       4,452  $       4,245
                                                                ===========================================

CAPITAL EXPENDITURES
  Bulk Alcohol Products                                         $       3,964  $       1,497  $       1,299
  Premium Branded Spirits                                                  68            180             35
  Bottling Operations                                                     857            601            923
  Vinegar and Cooking Wine                                                754            212            235
  Corporate Operations and Other                                          185             87            230
                                                                -------------------------------------------
                                                                $       5,828  $       2,577  $       2,722
                                                                ===========================================


Sales and operating income for the years ended September 30, 2000, 1999, and 1998 and identifiable assets as of the end of each period classified by geographic area, were as follows:


                                                                              U. S. VIRGIN
                                                                               ISLANDS AND
                                                             UNITED STATES     THE BAHAMAS     CONSOLIDATED
                                                             --------------   --------------  --------------
September 30, 2000:
  Net sales                                                  $   79,405,802   $   13,580,895  $   92,986,697
  Operating Income                                                7,731,387        3,254,089      10,985,476
  Identifiable Assets                                            90,345,827       36,199,621     126,545,448

September 30, 1999:
  Net Sales                                                   $  63,746,499    $  12,986,648  $   76,733,147
  Operating income                                                5,638,014        3,072,142       8,710,156
  Identifiable assets                                            65,276,033       31,891,213      97,167,246

September 30, 1998:
  Net sales                                                      62,144,796       12,951,098      75,095,894
  Operating income                                                5,160,075        2,992,950       8,153,025
  Identifiable assets                                            64,659,348       32,337,682      96,997,030


Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $5,700,000 $4,400,000 and $7,200,000 for the years ended September 30, 2000, 1999 and
1998.

NOTE 13.  PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all United States employees. On January 31, 2000, the Plan Trustees approved the modification of the then existing plan. Effective January 1, 2000, the plan was restated as a discretionary 401(k) Profit Sharing Plan and has been renamed the Todhunter International, Inc. Compensation Deferral 401(k) Plan (the "restated plan"). Under the restated plan, participants may make elective contributions to the restated plan in amounts up to 15% of their eligible compensation. Participants are immediately vested in any elective contributions and its related earnings, if any. Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets. The Company contributed $644,749, $644,022 and $669,866 to the plan for the years ended September 30, 2000 1999 and 1998, respectively.

Under the old plan, the Company contributed 6.0% of an employee's total compensation, plus 5.5% of compensation in excess of the social security tax wage base. An employee's compensation in excess of $160,000 was disregarded in determining the Company's contribution. Generally, employer contributions to the plan began to vest to the benefit of the participant after three years of service. Participants were entitled, upon retirement, to their vested portion of the retirement fund assets.

NOTE 14.  INVESTMENT IN PREMIER WINES & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits,
Ltd., ("Premier"), a wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $2,069,000, $1,808,000 and $1,490,000 for the years ended September 30, 2000, 1999 and
1998, respectively. Included in trade receivables is approximately $709,000 and $518,000 as of September 30, 2000 and 1999, respectively, related to these sales. The Company has outstanding advances to Premier of $437,019 and $1,073,115 as of September 30, 2000 and 1999, respectively, which are included in investments in and advances to equity investees. These advances are unsecured and bear interest at 8.5%. Interest payments are due monthly or on demand in accordance with the terms of the agreement. Principal is payable on demand. During fiscal year 2000, the Company's Board of Directors approved a resolution to convert $1,000,000 of these advances into an additional investment in Premier. The other stockholders of Premier also made pro-rata additional investments, so the Company's percentage ownership was not changed.

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  The carrying amounts approximate fair values as of September 30, 2000 and 1999 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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


                                                    CARRYING AMOUNT                    FAIR VALUE
                                           ----------------------------------------------------------------
                                                2000             1999             2000             1999
                                           ----------------------------------------------------------------
Financial assets:
  Notes receivable, including
    Note receivable from affiliate         $   7,852,364    $   5,892,461    $   7,793,310    $   5,713,813

Interest rate cap                          $       9,500    $          -     $       9,500    $          -

Financial liabilities:
  Long-term debt, including
    interest rate swaps                    $  59,334,224    $  34,000,000    $  59,334,224    $  33,910,850


NOTE 16.  NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.


                                                                   2000             1999            1998
                                                             ----------------------------------------------
Net income                                                   $   3,884,969    $   4,539,936   $   4,713,696
                                                             ==============================================
Determination of shares:
Weighted average number of common shares outstanding             5,513,734        4,963,760       4,949,714
Shares issuable on exercise of stock options, net of
shares assumed to be repurchased                                    36,482           17,819          35,154
                                                             ----------------------------------------------
Average common shares outstanding for diluted
  computation                                                    5,550,216        4,981,579       4,984,868
                                                             ==============================================
Net income per common share:
  Basic:
    Income before extraordinary item                         $        0.92    $        0.91   $        0.95
    Extraordinary item                                               (0.21)              -               -

                                                             ----------------------------------------------
Net income                                                   $        0.71    $        0.91   $        0.95
                                                             ==============================================
  Diluted:
    Income before extraordinary item                         $        0.91    $        0.91   $        0.95
    Extraordinary item                                               (0.21)              -               -
                                                             ----------------------------------------------
    Net income                                               $        0.70    $        0.91   $        0.95
                                                             ==============================================


NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)



Quarter                               First           Second            Third          Fourth
-----------------------------------------------------------------------------------------------
                                      (In thousands, except per share and gross margin data)
   >
2000:
Net sales                          $  20,462        $  23,458        $  23,722        $  25,345
Gross profit                           6,507            7,276            7,976            7,111
Gross margin                           31.80%            31.0%           33.60%            28.1%
Income before
  extraordinary item                   1,290            1,329            1,319            1,119
Net income                               121            1,329            1,319            1,119
Net income per share:
  Basic:
    Income before
     extraordinary item                 0.23             0.24             0.24             0.21
    Extraordinary item                 (0.21)              --               --               --
    Net income                          0.02             0.24             0.24             0.21
  Diluted:
    Income before
     extraordinary item                 0.23             0.24             0.24             0.20
    Extraordinary item                 (0.21)              --               --               --
    Net income                           .02             0.24             0.24             0.20

1999
Net sales                          $  16,541        $  19,031        $  21,856        $  19,305
Gross profit                           5,357            6,106            6,343            5,927
Gross margin                           32.40%           32.10%            29.0%           30.70%
Net income                               952            1,265            1,155            1,168
Net income per share:
  Basic                                 0.19             0.26             0.24             0.22
  Diluted                               0.19             0.26             0.24             0.22

1998
Net sales                          $  17,741        $  17,679        $  19,792        $  19,884
Gross profit                           5,123            5,220            6,263            5,484
Gross margin                           28.90%           29.50%           31.60%           27.60%
Net income                             1,121              982            1,327            1,284
Net income per share:
  Basic                                 0.23             0.20             0.27             0.26
  Diluted                               0.22             0.20             0.27             0.26


NOTE 18. ACQUISITION OF MONARCH WINE COMPANY

In November 1999, the Company completed the purchase of the assets of Monarch Wine Company of Atlanta, Georgia, a privately held company. The purchase price was approximately $23.8 million in cash. Monarch specializes in the manufacturing of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

The assets acquired and liabilities assumed with this acquisition were as follows:


Current Assets Acquired                                                                       $       2,937,219
Goodwill                                                                                             22,528,351
Current Liabilities Assumed                                                                            (930,427)
Noncancelable Operating Lease On Plant Facility Assumed                                                (773,237)
                                                                                              -----------------
                                                                                              $      23,761,906
                                                                                              =================


The Company assumed a noncancelable lease on Monarch's plant facility which has since been abandoned by the Company. The net present value of this lease at the date of purchase was recorded as a liability and increased goodwill, accordingly.

The purchase price of $23.8 million includes $22.5 million of goodwill which is being amortized over 20 years.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been made as of October 1, 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


Years ended September 30 (in thousands, except per share data)                  2000              1999
------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)        (Unaudited)
Net sales                                                                 $      94,756       $      93,395
Net income                                                                        4,040               7,226
Net income per common share:
  Basic                                                                            0.73                1.46
  Diluted                                                                          0.73                1.45


NOTE 19. SALE OF BAHAMIAN OPERATIONS

In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for $3.5 million. The Company received a note receivable (see Note
4) for $3.5 million and recorded a loss of $78,838 on the transaction.

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

11.1     Statement of Computation of Per Share Earnings (7)

21.1     Subsidiaries of Todhunter International, Inc. (2)

23.1     Consent of McGladrey & Pullen, LLP (8)

27.1     Financial Data Schedule (8)


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

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K for November 17, 1999.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(7) Filed herewith and incorporated herein by reference to Note 16 of notes to consolidated financial statements, included in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

(8)      Filed herewith.