Form 10-Q
period 2000-12-31
TODHUNTER INTERNATIONAL INC
filed 2001-02-13
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  DECEMBER 31, 2000

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

222 LAKEVIEW AVENUE,    SUITE 1500,       WEST PALM BEACH, FL              33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (561) 655-8977


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 9, 2001 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                    INDEX

                                                                                          Page No.
                                                                                          --------
PART I       FINANCIAL INFORMATION

             Item 1    Financial Statements

                       Consolidated Balance Sheets -
                       December 31, 2000 and September 30, 2000                              1

                       Consolidated Statements of Income -
                       Three Months Ended December 31, 2000 and 1999                         3

                       Consolidated Statements of Cash Flows -
                       Three Months Ended December 31, 2000 and 1999                         4

                       Notes to Consolidated Financial Statements                            6

             Item 2    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                            11

             Item 3    Quantitative and Qualitative Disclosures About Market Risk           16


PART II      OTHER INFORMATION

             Item 1    Legal Proceedings                                                     *

             Item 2    Changes in Securities and Use of Proceeds                             *

             Item 3    Defaults Upon Senior Securities                                       *

             Item 4    Submission of Matters to a Vote of Security Holders                   *

             Item 5    Other Information                                                     *

             Item 6    Exhibits and Reports on Form 8-K                                     16

             Signatures                                                                     18

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,              September 30,
                                                                        2000                     2000
                                                                --------------------       ------------------
                                                                    (Unaudited)                    *
              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $         2,014,338        $       3,245,866
     Short-term investments                                               6,374,311                4,843,348
     Trade receivables                                                   12,512,325               15,296,445
     Other receivables                                                    1,922,362                2,932,531
     Inventories                                                         24,421,276               23,529,578
     Notes receivable, current maturities                                 1,134,716                1,378,380
     Deferred income taxes                                                1,190,000                1,131,000
     Other current assets                                                 2,464,378                3,082,184
                                                                --------------------       ------------------
         Total current assets                                            52,033,706               55,439,332
                                                                --------------------       ------------------
Investments in and advances to equity investees                           1,079,545                1,067,805
                                                                --------------------       ------------------
Note receivable from affiliate, less current maturities                   3,439,605                3,447,928
                                                                --------------------       ------------------
Notes receivable, less current maturities                                 2,853,918                2,973,984
                                                                --------------------       ------------------
PROPERTY AND EQUIPMENT                                                   80,204,157               78,957,060
     Less accumulated depreciation                                       40,356,575               39,268,253
                                                                --------------------       ------------------
                                                                         39,847,582               39,688,807
                                                                --------------------       ------------------
GOODWILL, less accumulated amortization                                  21,745,902               21,819,734
                                                                --------------------       ------------------

OTHER ASSETS                                                              2,065,187                2,110,858
                                                                --------------------       ------------------
                                                                $       123,065,445        $     126,548,448
                                                                ====================       ==================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,                 September 30,
                                                                               2000                         2000
                                                                        --------------------         --------------------
                                                                            (Unaudited)                       *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $         8,000,000          $         8,000,000
     Accounts payable                                                             4,012,875                    5,076,380
     Accrued interest expense                                                       109,987                      107,035
     Other accrued expenses                                                       1,382,107                    1,884,392
                                                                        --------------------         --------------------
         Total current liabilities                                               13,504,969                   15,067,807
LONG-TERM DEBT, less current maturities                                          48,272,296                   51,334,224
DEFERRED INCOME TAXES                                                             4,050,500                    4,122,000
OTHER LIABILITIES                                                                 1,119,333                    1,183,854
                                                                        --------------------         --------------------
                                                                                 66,947,098                   71,707,885
                                                                        --------------------         --------------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                             -                            -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934 shares
         as of December 31, 2000 and September 30, 2000                              56,129                       56,129
     Additional paid-in capital                                                  18,326,014                   18,326,014
     Accumulated other comprehensive loss                                         (206,500)                    (240,500)
     Retained earnings                                                           38,680,484                   37,436,700
                                                                        --------------------         --------------------
                                                                                 56,856,127                   55,578,343
     Less cost of 99,200 shares of treasury stock                                 (737,780)                    (737,780)
                                                                        --------------------         --------------------
                                                                                  56,118,347                  54,840,563
                                                                        --------------------         --------------------
                                                                        $       123,065,445          $       126,548,448
                                                                        ====================         ====================


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                  Three Months Ended December 31,
                                                                               ---------------------------------------
                                                                                      2000                   1999
                                                                               -----------------      ----------------
Sales                                                                          $     29,847,350       $    29,587,358
     Less excise taxes                                                                7,583,871             9,125,535
                                                                               -----------------      ----------------
     Net sales                                                                       22,263,479            20,461,823
Cost of goods sold                                                                   14,572,283            13,954,744
                                                                               -----------------      ----------------
     Gross profit                                                                     7,691,196             6,507,079
Selling, general and administrative expenses                                          4,920,462             4,166,028
                                                                               -----------------      ----------------
     Operating income                                                                 2,770,734             2,341,051
                                                                               -----------------      ----------------
Other income (expense):
    Interest income                                                                     225,169               270,773
    Interest expense                                                                (1,391,346)           (1,037,205)
    Equity in income of equity investee                                                  11,740                29,487
    Other, net                                                                           43,314               110,835
                                                                               -----------------      ----------------
                                                                                    (1,111,123)             (626,110)
                                                                               -----------------      ----------------
Income before income taxes and extraordinary item                                     1,659,611             1,714,941
                                                                               -----------------      ----------------
Income tax expense (benefit):
     Current                                                                            546,327               572,054
     Deferred                                                                         (130,500)             (148,000)
                                                                               -----------------      ----------------
                                                                                        415,827               424,054
                                                                               -----------------      ----------------
     Income before extraordinary item                                                 1,243,784             1,290,887
                                                                               -----------------      ----------------
     Extraordinary item - early extinguishment
     of debt, net of income taxes of $382,075                                               -             (1,168,790)
                                                                               -----------------      ----------------
     Net income                                                                $      1,243,784       $       122,097
                                                                               =================      ================
Earnings per common share - basic:
     Income before extraordinary item                                          $           0.23       $          0.23
     Extraordinary item                                                                  -                     (0.21)
                                                                               -----------------      ----------------
     Net income                                                                $           0.23       $          0.02
                                                                               =================      ================
Earnings per common share - diluted:
     Income before extraordinary item                                          $           0.23       $          0.23
     Extraordinary item                                                                  -                     (0.21)
                                                                               -----------------      ----------------
     Net income                                                                $           0.23       $          0.02
                                                                               =================      ================
Common shares and equivalents outstanding:
     Basic                                                                            5,513,734             5,513,734
                                                                               =================      ================
     Diluted                                                                          5,516,008             5,576,703
                                                                               =================      ================

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Three Months Ended December 31,
                                                                        --------------------------------------------
                                                                                 2000                    1999
                                                                        --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $         1,243,784      $          122,097
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                             1,150,714               1,093,726
         Amortization                                                               369,503                 152,211
         (Gain) on sale of property and equipment                                   (2,185)                (38,506)
         Equity in income of equity investee                                       (11,740)                (29,487)
         Deferred income taxes                                                    (130,500)               (148,000)
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                         3,794,289               1,273,488
              Inventories                                                         (891,698)                 870,181
              Other current assets                                                  617,806                 318,453
         Increase (decrease) in:
              Accounts payable                                                  (1,063,505)               (475,789)
              Accrued interest expense                                                2,952               (902,376)
              Other accrued expenses                                              (502,285)                 266,744
              Other liabilities                                                    (64,521)                 122,714
                                                                        --------------------     -------------------
                         Net cash provided by operating activities                4,512,614               2,625,456
                                                                        --------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                    21,799                  47,737
     Principal payments received on notes receivable                                372,055                 327,531
     Purchase of property and equipment                                         (1,329,105)             (1,631,783)
     Disbursements for notes receivable                                               -                   (250,000)
     Purchase of short-term investments                                         (1,530,963)                   -
     Purchase of Monarch Wine Company                                                 -                (23,518,064)
     (Increase) in other assets                                                   (216,000)             (1,124,822)
                                                                        --------------------     -------------------
         Net cash used in investing activities                          $       (2,682,214)      $     (26,149,401)
                                                                        --------------------     -------------------

                                  (continued)

                         TODHUNTER INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                                                Three Months Ended December 31,
                                                                           ------------------------------------------
                                                                                    2000                   1999
                                                                           -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) on line of credit                           $      (1,029,999)     $        2,698,009
     Proceeds from long-term borrowings                                                    -              56,309,288
     Principal payments on long-term borrowings                                   (2,031,929)           (34,000,000)
                                                                           -------------------    -------------------
          Net cash provided by (used in) financing activities                     (3,061,928)             25,007,297
                                                                           -------------------    -------------------

          Net increase (decrease) in cash and cash equivalents                    (1,231,528)              1,483,352

Cash and cash equivalents:
     Beginning                                                                      3,245,866              5,265,318
                                                                           -------------------    -------------------
     Ending                                                                $        2,014,338     $        6,748,670
                                                                           ===================    ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                          $        1,388,394     $        1,939,581
                                                                           ===================    ===================
         Income taxes                                                      $          125,216     $           12,211
                                                                           ===================    ===================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
     Acquisition of Monarch Wine Company:
       Cash purchase price                                                 $               -      $       23,518,064
                                                                           -------------------    -------------------
       Working capital acquired                                            $               -      $        2,006,792
       Goodwill                                                                            -              22,284,509
       Operating lease assumed, to be abandoned                                            -               (737,237)
                                                                           -------------------    -------------------
                                                                           $               -      $       23,518,064
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


Note 2.  Inventories


The major components of inventories are:


                                             December 31, 2000                September 30, 2000
                                           -----------------------          -----------------------
                                                (Unaudited)
Finished goods                             $           12,875,750           $           14,382,361
Work in process                                           874,472                          928,486
Raw materials and supplies                             10,670,784                        8,218,731
                                           -----------------------          -----------------------

                                           $           24,421,276           $           23,529,578
                                           =======================          =======================

                                   (Unaudited)



Note 3.  Financing Arrangements

Long-term debt consists of the following as of December 31, 2000:

    Term loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at
         December 31, 2000 was 9.12%. Quarterly principal installments of
         $2,000,000 through September 30, 2004 with any remaining balance due
         December 31, 2004.
                                                                                          $    48,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at December 31, 2000 was 10%. The revolving lines of credit
         terminate in November 2002.                                                            7,482,982

    Other                                                                                         789,314
                                                                                          ----------------
                                                                                               56,272,296
     Less current maturities                                                                    8,000,000
                                                                                          ----------------
                                                                                          $    48,272,296
                                                                                          ================

(i) In November 1999, the Company entered into a $71 million credit agreement consisting of $56 million of term loans and a $15 million revolving loan facility. The credit agreement is collateralized by 65% of the issued and outstanding stock of the Company's majority-owned subsidiaries. The proceeds from these loans were used to prepay all borrowings under previous finance agreements and to finance a business acquisition. The Company is required to maintain minimum fixed charge and interest coverage ratios in addition to other financial covenants.

In the first quarter of fiscal year 2000, the Company recognized an extraordinary loss of $1,168,790, net of an income tax benefit of $382,075, on its early extinguishment of debt.

On January 14, 2000, the Company entered into an interest rate cap agreement. The agreement caps the applicable Eurodollar rate under the credit agreement at 7.5%. At December 31, 2000 the underlying applicable Eurodollar rate was 6.62%. The Company paid $250,000 for this cap, which has a term of two years. The notional amount of this agreement at December 31, 2000 was $48,000,000.

                                   (Unaudited)

Note 4.  Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                ------------------------------------
                                                                                       2000                 1999
                                                                                ---------------  -------------------
Income before extraordinary item                                                $    1,243,784   $        1,290,887
                                                                                ===============  ===================
Net income                                                                      $    1,243,784   $          122,097
                                                                                ===============  ===================
Determination of shares:
   Weighted average number of
       common shares outstanding                                                     5,513,734            5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                                                   2,274               62,969
                                                                                ---------------  -------------------
   Average common shares outstanding for
       diluted earnings per share computation                                        5,516,008            5,576,703
                                                                                ===============  ===================
Earnings per common share - basic:
    Income before extraordinary item                                            $         0.23   $             0.23
    Extraordinary item                                                                     -                  (0.21)
                                                                                ---------------  -------------------
    Net income                                                                  $         0.23   $             0.02
                                                                                ===============  ===================
Earnings per common share - diluted:
    Income before extraordinary item                                            $         0.23   $             0.23
    Extraordinary item                                                                     -                  (0.21)
                                                                                ---------------  -------------------
    Net income                                                                  $         0.23   $             0.02
                                                                                ===============  ===================

The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through January 31, 2002. The effect of this exemption was to increase earnings per share by $0.04 and $0.05 for the three months ended December 31, 2000 and 1999, respectively.

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

The accounting policies of the reportable segments are the same as those referred to in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, equity in losses of equity investee, interest income and interest expense. Material intersegment sales and transfers have been eliminated.

                                   (Unaudited)

Summarized financial information concerning the Company's reportable segments is shown in the following table. "Corporate Operations and Other" includes corporate items and the results of certain nonmaterial operations.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's operating segments for the three months ended December 31, 2000 and 1999, and identifiable assets as of December 31, 2000 and 1999, were as follows:


                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                               ---------------------------
                                                                                       2000           1999
                                                                               ---------------------------
                                                                                        (in thousands)
NET SALES
   Bulk Alcohol Products                                                        $     9,384    $     8,238
   Premium Branded Spirits                                                            3,983          3,634
   Bottling Operations                                                                3,984          3,459
   Vinegar and Cooking Wine                                                           4,912          4,387
   Corporate Operations and Other                                                       -              744
                                                                               ---------------------------
                                                                                $    22,263    $    20,462
                                                                               ===========================
OPERATING INCOME (LOSS)
   Bulk Alcohol Products                                                        $     3,389    $     3,153
   Premium Branded Spirits                                                             (512)            27
   Bottling Operations                                                                  211           (390)
   Vinegar and Cooking Wine                                                             879            989
   Corporate Operations and Other                                                    (1,196)        (1,438)
                                                                               ------------------------------
                                                                                $     2,771    $     2,341
                                                                               ==============================
DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                                                        $       778    $       578
   Premium Branded Spirits                                                               34             27
   Bottling Operations                                                                  367            360
   Vinegar and Cooking Wine                                                             281             87
   Corporate Operations and Other                                                        60            194
                                                                               ------------------------------
                                                                                $     1,520    $     1,246
                                                                               ==============================
CAPITAL EXPENDITURES
   Bulk Alcohol Products                                                        $       651    $     1,247
   Premium Branded Spirits                                                              184             23
   Bottling Operations                                                                  266            196
   Vinegar and Cooking Wine                                                             186             83
   Corporate Operations and Other                                                        42             83
                                                                               ------------------------------
                                                                                $     1,329    $     1,632
                                                                               ==============================
IDENTIFIABLE ASSETS
   Bulk Alcohol Products                                                        $    61,410    $    46,025
   Premium Branded Spirits                                                            8,270          4,001
   Bottling Operations                                                               22,427         24,105
   Vinegar and Cooking Wine                                                          20,388          8,619
   Corporate Operations and Other                                                    10,570         40,185
                                                                               ------------------------------
                                                                                $   123,065    $   122,935
                                                                               ==============================

                                   (Unaudited)

Sales and operating income for the three months ended December 31, 2000 and 1999 and identifiable assets as of December 31, 2000 and 1999, classified by geographic area, were as follows:

                                                                                 U. S. VIRGIN
                                                                                 ISLANDS AND
THREE MONTHS ENDED                                           UNITED STATES       THE BAHAMAS     CONSOLIDATED
-----------------------------                            ------------------------------------------------------
                                                                                (in thousands)
December 31, 2000:
     Net sales                                            $        19,251     $      3,012     $     22,263
     Operating income                                               1,924              847            2,771
     Identifiable assets                                           86,709           36,356          123,065
December 31, 1999:
     Net sales                                                     17,000            3,462           20,462
     Operating income                                               1,513              828            2,341
     Identifiable assets                                           88,904           34,031          122,935

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $1,451,000 and $1,218,000 for the three months ended December 31, 2000 and 1999, respectively.


Note 6.   Comprehensive income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the three months ended December 31, 2000 and 1999 was as follows:


                                                                                    THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                  ---------------------------
                                                                                         2000           1999
                                                                                  ---------------------------
                                                                                        (in thousands)
 Net income                                                                       $     1,244    $       122
 Other comprehensive income, interest rate cap adjustment                                  34              -
                                                                               ------------------------------
                                                                                  $     1,278    $       122
                                                                               ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain, among other things, statements regarding anticipated revenue growth, expenditure levels and plans for development. These forward-looking statements involve a number of risks and uncertainties. The following is a list of the principal factors that could cause actual results to differ materially from those contemplated by the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third party component products at reasonable prices; excise taxes; foreign currency exposure; changes in product mix; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions. See "Risk Factors" in previous filings with the Securities and Exchange Commission.

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this
Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

         Information regarding the net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 5 to the Consolidated Financial Statements.

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

         The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix can cause gross margins to fluctuate. Certain aspects of the Company's business are seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products from November to June, corresponding to the Florida citrus harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

         Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

ACQUISITION OF MONARCH WINE COMPANY

         In November 1999, the Company acquired substantially all of the assets of Adams Wine Company d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia (the acquisition of the assets of Monarch is hereafter referred to as the "Monarch Acquisition"). The purchase price was $23.8 million in cash. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. The Monarch Acquisition has strengthened the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and has improved the Company's plant capacity utilization.

RESULTS OF OPERATIONS

         The following table sets forth statement of income items as a percentage of net sales.


                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           ------------------------------
                                                                              2000                1999
                                                                           ----------          ----------
Net sales                                                                      100.0 %             100.0 %
Cost of goods sold                                                              65.5                68.2
                                                                           ----------        ------------
Gross margin                                                                    34.5                31.8
Selling, general and
  administrative expenses                                                       22.1                20.4
                                                                           ----------        ------------
Operating income                                                                12.4                11.4
Interest expense                                                               (6.2)               (5.1)
Other income, net                                                                1.3                 2.1
                                                                           ----------        ------------
Income before income taxes                                                       7.5                 8.4
Income tax expense                                                             (1.9)               (2.1)
                                                                           ----------        ------------
Income before extraordinary item                                                 5.6                 6.3
Extraordinary item                                                               -                 (5.7)
                                                                           ----------        ------------
Net income                                                                       5.6 %               0.6 %
                                                                           ==========        ============

The following table provides information on net sales of certain Company products.

                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                           ----------------------------------------
                                                                              2000          1999         % CHANGE
                                                                           ---------     ---------     ------------
                                                                                (in thousands)
Bulk Alcohol Products                                                      $     9,384   $     8,238          13.9
Premium Branded Spirits                                                          3,983         3,634           9.6
Bottling Operations                                                              3,984         3,459          15.2
Vinegar and Cooking Wine                                                         4,912         4,387          12.0
Corporate Operations and Other                                                   -               744       (100.0)
                                                                           ------------  ------------
                                                                           $    22,263   $    20,462           8.8
                                                                           ============  ============

The following table provides unit sales volume data for certain Company products.

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                  2000        1999    % CHANGE
                                                                              ---------  ----------   -------------
                                                                                 (in thousands)
Bulk alcohol products:
  Distilled products, in proof gallons
   Citrus Brandy                                                                    466        432             7.9
   Citrus Spirits                                                                   143        397          (64.1)
   Rum                                                                            1,142      1,075             6.2
   Cane Spirits                                                                     159        147             8.1
  Fortified citrus wine, in gallons                                               2,680      2,055            30.4
Premium branded spirits, in cases                                                    85         68            23.8
Bottling operations, in cases                                                       841        619            35.8
Vinegar
   Bulk, in 100 grain gallons                                                     1,141      1,146           (0.5)
   Cases                                                                            157        158           (0.9)
   Drums, in 100 grain gallons                                                      146        355          (58.9)
Cooking Wine
   Bulk, in gallons                                                                 696         30         2,200.9
   Cases                                                                            216         64           238.4


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999. Unless otherwise noted, references to 2000 represent the three-month period ended December 31, 2000 and references to 1999 represent the three-month period ended December 31, 1999.

     NET SALES. Net sales were $22.3 million in 2000, an increase of 8.8% from net sales of $20.5 million in 1999.

     Net sales of bulk alcohol products were $9.4 million in 2000, an increase of 13.9% from net sales of $8.2 million in 1999. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of citrus spirits decreased 64.1% and unit sales of wine products increased 30.4% in 2000 compared to 1999. These changes resulted from the Monarch Acquisition, as Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $4.0 million in 2000, an increase of 9.6% from net sales of $3.6 million in 1999. This sales increase reflected the continued success of the Company's Cruzan Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 43.2% and 54.7% respectively in 2000 compared to 1999. Sales of Porfidio tequila decreased 59.2% due to an industry-wide shortage of agave, the principal raw material for the Company's premium tequila brand.

     Net sales of the Company's bottling operations were $4.0 million in 2000, an increase of 15.2% from net sales of $3.5 million in 1999. The unit volume of the Company's bottling operations increased 35.8% in 2000 as a result of a new bottling contract. Management expects the unit volume in its bottling operations to increase over fifty percent for the fiscal year ending September 30, 2001, as a result of this new business.

     Net sales of vinegar and cooking wine were $4.9 million in 2000, an increase of 12.0% from net sales of $4.4 million in 1999. The increase in net sales was primarily attributable to increased sales of cooking wine resulting from the Monarch Acquisition.

     GROSS PROFIT. Gross profit was $7.7 million in 2000, an increase of 18.2% from gross profit of $6.5 million in 1999. Gross margin increased to 34.5% in 2000 from 31.8% in 1999. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.9 million in 2000, an increase of 18.1% from $4.2 million in 1999. The increase was primarily attributable to (1) increased marketing expenses and new employees related to the Company's premium branded spirits business, and (2) increased amortization expense.

    OPERATING INCOME.  The following table sets forth the operating income
(loss) by operating segment of the Company for 2000 and 1999.


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                           2000        1999         % CHANGE
                                                           ----        ----         --------
                                                             (IN THOUSANDS)
Bulk Alcohol Products                                    $   3,389  $    3,153            7.5
Premium Branded Spirits                                       (512)         27       (2,017.2)
Bottling Operations                                            211        (390)         154.1
Vinegar and Cooking Wine                                       879         989          (11.1)
Corporate Operations and Other                              (1,196)     (1,438)         (16.7)
                                                        -----------------------
                                                         $   2,771  $    2,341           18.4
                                                        =======================

         As a result of the above factors, operating income was $2.8 million in 2000, an increase of 18.4% over operating income of $2.3 million in 1999.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The decrease in interest income in 2000 was attributable to lower average amounts of cash, short-term investments and notes receivable outstanding compared to 1999.

     INTEREST EXPENSE. Interest expense was $1.4 million in 2000 and $1.0 million in 1999. The increase in interest expense was due to higher interest rates during 2000 as compared to 1999.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 25.0% in 2000 and 24.7% in 1999. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through January 2002 (see Note 4 to the Consolidated Financial Statements).

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company's principal use of cash in its operating activities is to purchase raw materials to be used in its manufacturing operations, purchase imported products for its premium branded spirits business and carry inventories and receivables. The Company's sources of liquidity have historically been cash flow from operations and borrowings. Some of the Company's manufacturing operations are seasonal and the Company's borrowings on its line of credit vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term needs.

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2000 was $4.5 million, which resulted from $2.6 million in net income adjusted for noncash items, and $1.9 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2000 was $2.7 million, which resulted primarily from $1.3 million of capital expenditures and a net increase of $1.5 million in short-term investments.

         Net cash used in financing activities in 2000 was $3.1 million, which resulted from a decrease of $1.0 million in borrowings under the revolving credit facility and payments of long-term debt totaling $2.0 million.

         The Company's present revolving credit facility provides for maximum borrowings of $15 million. Borrowings under this facility were $7.5 million at December 31, 2000 (see Note 3 to the Consolidated Financial Statements).

         The Company's total debt was $56.3 million as of December 31, 2000, and its ratio of debt to equity was 1.0 to 1.

         No provision has been made for income taxes that would result from the remittance of undistributed earnings of the Company's Bahamian and Virgin Islands subsidiaries, as the Company intends to reinvest these earnings indefinitely. The Company's shares of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries were approximately $8.1 million and $21.1 million, respectively, as of September 30, 2000. See Note 9 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 for additional information on income taxes related to these subsidiaries.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)

10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd. (4)

10.16 Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein, David Paszamant, Jay Paszamant and Matthew Paszamant (5)

10.17 Credit Agreement dated as of November 17, 1999, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National Association (5)

10.17(a) Waiver and Modification of Credit Agreement dated as of September 29, 2000, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National Association (9)

10.18 Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (6)

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

10.20 Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and Todhunter International, Inc. (6)

10.21 Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc. (6)

11.1      Statement of Computation of Per Share Earnings (8)

13.1      Quantitative and Qualitative Disclosures about Market Risk (7)

21.1      Subsidiaries of Todhunter International, Inc. (2)
23.1      Consent of McGladrey  & Pullen, LLP (7)

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

(5) Incorporated herein by reference to the Company's Report on Form 8-K for November 17, 1999.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

(8) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(9)       Filed herewith.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the first quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 9, 2001                     /s/ A. Kenneth Pincourt, Jr.
                                           ----------------------------------
                                           A. Kenneth Pincourt, Jr.
                                           Chairman
                                           and Chief Executive Officer


Date: February 9, 2001                     /s/ Troy Edwards
                                           ----------------------------------
                                           Troy Edwards
                                           Chief Financial Officer,
                                           Treasurer and Controller