Form 10-Q
period 2001-03-31
TODHUNTER INTERNATIONAL INC
filed 2001-05-15
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 2001
                               ---------------

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

Yes    X        No
    --------

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 9, 2001 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

                  Item 1    Financial Statements

                            Consolidated Balance Sheets -
                            March 31, 2001 and September 30, 2000                                        1

                            Consolidated Statements of Income -
                            Six and Three Months Ended March 31, 2001 and 2000                           3

                            Consolidated Statements of Cash Flows -
                            Six Months Ended March 31, 2001 and 2000                                     4

                            Notes to Consolidated Financial Statements                                   6

                  Item 2    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                   11

                  Item 3    Quantitative and Qualitative Disclosures About Market Risk                  17


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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,              September 30,
                                                                         2001                     2000
                                                                  --------------------      ------------------
                                                                      (Unaudited)                   *
              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $         2,256,795       $       3,245,866
     Short-term investments                                                 7,068,264               4,843,348
     Trade receivables                                                     15,619,324              15,296,445
     Other receivables                                                      2,755,809               2,932,531
     Inventories                                                           25,339,487              23,529,578
     Notes receivable, current maturities                                     897,615               1,378,380
     Deferred income taxes                                                  1,347,500               1,131,000
     Other current assets                                                   5,346,920               3,082,184
                                                                  --------------------      ------------------
         Total current assets                                              60,631,714              55,439,332
                                                                  --------------------      ------------------

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in subsidiaries                                                 1,277,701               1,067,805
Note receivable from affiliate, less current maturities                     3,431,157               3,447,928
Notes receivable, less current maturities                                   2,731,695               2,973,984
                                                                  --------------------      ------------------
                                                                            7,440,553               7,489,717
                                                                  --------------------      ------------------

PROPERTY AND EQUIPMENT                                                     81,520,073              78,957,060
     Less accumulated depreciation                                         41,415,651              39,268,253
                                                                  --------------------      ------------------
                                                                           40,104,422              39,688,807
                                                                  --------------------      ------------------

GOODWILL, less accumulated amortization                                    21,403,597              21,819,734
                                                                  --------------------      ------------------

OTHER ASSETS                                                                2,154,887               2,110,858
                                                                  --------------------      ------------------
                                                                  $       131,735,173       $     126,548,448
                                                                  ====================      ==================


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,                  September 30,
                                                                               2001                         2000
                                                                        --------------------         --------------------
                                                                            (Unaudited)                       *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $       8,000,000            $        8,000,000
     Accounts payable                                                           6,234,913                     5,076,380
     Accrued interest expense                                                     104,994                       107,035
     Other accrued expenses                                                     1,799,551                     1,884,392
                                                                        --------------------         --------------------
         Total current liabilities                                             16,139,458                    15,067,807

LONG-TERM DEBT, less current maturities                                        52,679,531                    51,334,224

DEFERRED INCOME TAXES                                                           3,989,500                     4,122,000

OTHER LIABILITIES                                                               1,270,523                     1,183,854
                                                                        --------------------         --------------------
                                                                               74,079,012                    71,707,885
                                                                        --------------------         --------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                             -                            -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934 shares
         as of March 31, 2001 and September 30, 2000                               56,129                        56,129
     Additional paid-in capital                                                18,326,014                    18,326,014
     Accumulated other comprehensive loss                                        (155,500)                     (240,500)
     Retained earnings                                                         40,167,298                    37,436,700
                                                                        --------------------         --------------------
                                                                               58,393,941                    55,578,343
     Less cost of 99,200 shares of treasury stock                                (737,780)                     (737,780)
                                                                        --------------------         --------------------
                                                                               57,656,161                    54,840,563
                                                                        --------------------         --------------------
                                                                        $     131,735,173            $      126,548,448
                                                                        ====================         ====================



*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Six Months Ended March 31,                Three Months Ended March 31,
                                                   ------------------------------------     ---------------------------------------
                                                         2001               2000                  2001                  2000
                                                   -----------------  -----------------     -----------------      ----------------
Sales                                              $   62,314,094     $   60,819,573        $   32,466,744         $   31,232,215
     Less excise taxes                                 14,576,620         16,900,111             6,992,749              7,774,576
                                                   -----------------  -----------------     -----------------      ----------------
     Net sales                                         47,737,474         43,919,462            25,473,995             23,457,639

Cost of goods sold                                     32,269,277         30,136,075            17,696,994             16,181,331
                                                   -----------------  -----------------     -----------------      ----------------
     Gross profit                                      15,468,197         13,783,387             7,777,001              7,276,308

Selling, general and administrative expenses            9,944,258          8,742,709             5,023,796              4,576,681
                                                   -----------------  -----------------     -----------------      ----------------
     Operating income                                   5,523,939          5,040,678             2,753,205              2,699,627
                                                   -----------------  -----------------     -----------------      ----------------

Other income (expense):
    Interest income                                       456,262            501,969               231,093                231,196
    Interest expense                                   (2,558,697)        (2,223,340)           (1,167,351)            (1,186,135)
    Equity in income (loss) of equity investee             59,896            (39,392)               48,156                (68,879)
    Other, net                                            117,732            121,012                74,418                 10,177
                                                   -----------------  -----------------     -----------------      ----------------
                                                       (1,924,807)        (1,639,751)             (813,684)            (1,013,641)
                                                   -----------------  -----------------     -----------------      ----------------

Income before income taxes and
  extraordinary item                                    3,599,132          3,400,927             1,939,521              1,685,986
                                                   -----------------  -----------------     -----------------      ----------------

Income tax expense (benefit):
     Current                                            1,217,534          1,070,840               671,207                498,786
     Deferred                                            (349,000)          (290,000)             (218,500)              (142,000)
                                                   -----------------  -----------------     -----------------      ----------------
                                                          868,534            780,840               452,707                356,786
                                                   -----------------  -----------------     -----------------      ----------------

     Income before extraordinary item                   2,730,598          2,620,087             1,486,814              1,329,200
                                                   -----------------  -----------------     -----------------      ----------------

     Extraordinary item - early extinguishment
     of debt, net of income taxes of $382,075                -            (1,168,790)                    -                      -
                                                   -----------------  -----------------     -----------------      ----------------

     Net income                                    $    2,730,598     $    1,451,297        $    1,486,814         $    1,329,200
                                                   =================  =================     =================      ================

Earnings per common share - basic:
     Income before extraordinary item              $         0.50     $         0.48        $         0.27         $        0.24
     Extraordinary item                                        -               (0.21)                   -                     -
                                                   -----------------  -----------------     -----------------      ----------------
     Net income                                    $         0.50     $         0.27        $         0.27         $        0.24
                                                   =================  =================     =================      ================


Earnings per common share - diluted:
     Income before extraordinary item              $         0.49     $         0.47        $         0.27         $        0.24
     Extraordinary item                                        -               (0.21)                   -                     -
                                                   -----------------  -----------------     -----------------      ----------------
     Net income                                    $         0.49     $         0.26        $         0.27         $        0.24
                                                   =================  =================     =================      ================

Common shares and equivalents outstanding:
     Basic                                              5,513,734          5,513,734             5,513,734              5,513,734
                                                   =================  =================     =================      ================
     Diluted                                            5,524,296          5,566,322             5,558,661              5,551,781
                                                   =================  =================     =================      ================


See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended March 31,
                                                                        --------------------------------------------
                                                                               2001                     2000
                                                                        --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $     2,730,598          $     1,451,297
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         2,332,635                2,213,309
         Amortization                                                           757,482                  498,767
         (Gain) on sale of property and equipment                               (37,981)                 (41,254)
         Equity in (income) loss of equity investee                             (59,896)                  39,392
         Deferred income taxes                                                 (349,000)                (290,000)
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                      (146,157)                  (7,857)
              Inventories                                                    (1,809,909)                (104,013)
              Other current assets                                           (2,264,736)                 628,312
         Increase (decrease) in:
              Accounts payable                                                1,158,533               (1,044,696)
              Accrued interest expense                                           (2,041)              (1,158,779)
              Other accrued expenses                                            (84,841)                 536,772
              Other liabilities                                                  86,669                 (651,423)
                                                                        --------------------     -------------------
                         Net cash provided by operating activities            2,311,356                2,069,827
                                                                        --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                64,283                   46,780
     Principal payments received on notes receivable                            749,125                  860,255
     Purchase of property and equipment                                      (2,774,552)              (3,072,567)
     Disbursements for notes receivable                                          (9,300)                (307,174)
     Purchase of short-term investments                                      (2,224,916)              (6,413,240)
     Redemption of short-term investments                                             -                2,547,365
     Purchase of Monarch Wine Company                                                 -              (23,518,064)
     Investments in subsidiaries                                               (150,000)                       -
     Increase in other assets                                                  (300,374)              (1,485,697)
                                                                        --------------------     -------------------
         Net cash used in investing activities                          $    (4,645,734)         $   (31,342,342)
                                                                        --------------------     -------------------


                                   (Continued)

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                  Six Months Ended March 31,
                                                                           ------------------------------------------
                                                                                  2001                   2000
                                                                           -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                      $       5,370,000      $       5,995,222
     Proceeds from long-term borrowings                                                    -             56,914,901
     Principal payments on long-term borrowings                                   (4,024,693)           (36,059,849)
                                                                           -------------------    -------------------
          Net cash provided by financing activities                                1,345,307             26,850,274
                                                                           -------------------    -------------------

          Net (decrease) in cash and cash equivalents                               (989,071)            (2,422,241)

Cash and cash equivalents:
     Beginning                                                                     3,245,866              5,265,318
                                                                           -------------------    -------------------
     Ending                                                                $       2,256,795      $       2,843,077
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                          $       2,560,738      $       3,382,119
                                                                           ===================    ===================
         Income taxes                                                      $       1,078,759      $         389,045
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
     Acquisition of Monarch Wine Company:
       Cash purchase price                                                 $               -      $      23,518,064
                                                                           ===================    ===================

       Working capital acquired                                            $               -      $       2,006,792
       Goodwill                                                                            -             22,284,509
       Operating lease assumed, to be abandoned                                            -               (773,237)
                                                                           -------------------    -------------------
                                                                           $               -      $      23,518,064
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


Note 2.  Inventories


The major components of inventories are:

                                               March 31, 2001                 September 30, 2000
                                               --------------                 ------------------
                                                (Unaudited)
Finished goods                             $           13,648,302           $           14,382,361
Work in process                                         1,123,767                          928,486
Raw materials and supplies                             10,567,418                        8,218,731
                                           -----------------------          -----------------------

                                           $           25,339,487           $           23,529,578
                                           =======================          =======================

                                   (Unaudited)



Note 3.  Financing Arrangements

Long-term debt consists of the following as of March 31, 2001:

    Term loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at
         March 31, 2001 was 8.15%. Quarterly principal installments of
         $2,000,000 through September 30, 2004 with any remaining balance due
         December 31, 2004.
                                                                                          $    46,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at March 31, 2001 was 8.5%. The revolving lines of credit terminate in
         November 2002.                                                                        13,882,981

    Other                                                                                         796,550
                                                                                          ----------------
                                                                                               60,679,531
     Less current maturities                                                                    8,000,000
                                                                                          ----------------
                                                                                          $    52,679,531
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

On January 14, 2000, the Company entered into an interest rate cap agreement. The agreement caps the applicable Eurodollar rate under the credit agreement at 7.5%. At March 31, 2001 the underlying applicable Eurodollar rate was 5.65%. The Company paid $250,000 for this cap, which has a term of two years. The notional amount of this agreement at March 31, 2001 was $46,000,000.

                                   (Unaudited)

Note 4.  Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                  Six Months Ended March 31,         Three Months Ended March 31,
                                                --------------------------------   ---------------------------------
                                                     2001            2000               2001             2000
                                                --------------- ----------------   ---------------  ----------------
Income before extraordinary item                $   2,730,598   $    2,620,087     $  1,486,814     $   1,329,200
                                                =============== ================   ===============  ================
Net income                                      $   2,730,598   $    1,451,297     $  1,486,814     $   1,329,200
                                                =============== ================   ===============  ================
Determination of shares:
   Weighted average number of
       common shares outstanding                    5,513,734        5,513,734        5,513,734         5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                 10,562           52,588           44,927            38,047
                                                --------------- ----------------   ---------------  ----------------
   Average common shares outstanding for
       diluted computation                          5,524,296        5,566,322        5,558,661         5,551,781
                                                =============== ================   ===============  ================

Earnings per common share - basic:
    Income before extraordinary item            $        0.50   $         0.48     $       0.27     $        0.24
    Extraordinary item                                   -               (0.21)            -                 -
                                                ---------------  ---------------   ---------------  ----------------
    Net income                                  $        0.50   $         0.27     $       0.27     $        0.24
                                                =============== ================   ===============  ================

Earnings per common share - diluted:
    Income before extraordinary item            $        0.49   $         0.47     $       0.27     $        0.24
    Extraordinary item                                   -               (0.21)            -                 -
                                                --------------- ----------------   ---------------  ----------------
    Net income                                  $        0.49   $        0.26      $       0.27     $        0.24
                                                =============== ================   ===============  ================

The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through January 31, 2002. The effect of this exemption was to increase earnings per share by $0.09 and $0.05 for the six and three months ended March 31, 2001, respectively, and $0.10 and $0.05 for the six and three months ended March 31, 2000, respectively.

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

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's operating segments for the six and three months ended March 31, 2001 and 2000, and identifiable assets as of March 31, 2001 and 2000, were as follows:

                                                      SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                              ---------------------------------   ---------------------------
                                                      2001            2000           2001           2000
-------------------------------------------------------------------------------------------------------------
                                                       (in thousands)                 (in thousands)
NET SALES
   Bulk Alcohol Products                      $       19,606    $     17,444    $     10,222   $      9,206
   Premium Branded Spirits                             8,117           6,785           4,134          3,151
   Bottling Operations                                 9,917           8,095           5,933          4,636
   Vinegar and Cooking Wine                           10,097          10,333           5,185          5,946
   Corporate Operations and Other                          -           1,262               -            518
                                              ---------------------------------------------------------------
                                              $       47,737    $     43,919    $     25,474   $     23,457
                                              ===============================================================

OPERATING INCOME (LOSS)
   Bulk Alcohol Products                      $        7,017    $      7,200    $      3,628   $      4,047
   Premium Branded Spirits                              (825)           (128)           (313)          (155)
   Bottling Operations                                    60            (616)           (151)          (226)
   Vinegar and Cooking Wine                            1,831           1,865             952            876
   Corporate Operations and Other                     (2,559)         (3,280)         (1,363)        (1,842)
                                              ---------------------------------------------------------------
                                              $        5,524    $      5,041    $      2,753   $      2,700
                                              ===============================================================
DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                      $        1,586    $      1,163    $       808   $         585
   Premium Branded Spirits                                89              52             55              25
   Bottling Operations                                   730             735            363             375
   Vinegar and Cooking Wine                              565             181            284              94
   Corporate Operations and Other                        120             581             60             387
                                              ---------------------------------------------------------------
                                              $        3,090    $      2,712    $     1,570   $       1,466
                                              ===============================================================

CAPITAL EXPENDITURES
   Bulk Alcohol Products                      $        1,565    $      2,313    $       914   $       1,066
   Premium Branded Spirits                               203              23             19               -
   Bottling Operations                                   607             463            341             267
   Vinegar and Cooking Wine                              356             161            170              78
   Corporate Operations and Other                         44             113              2              50
                                              ---------------------------------------------------------------
                                              $        2,775    $      3,073    $     1,446   $       1,461
                                              ===============================================================

IDENTIFIABLE ASSETS
   Bulk Alcohol Products                      $       67,423    $     49,389
   Premium Branded Spirits                             9,048           6,058
   Bottling Operations                                23,791          23,870
   Vinegar and Cooking Wine                           20,758           7,435
   Corporate Operations and Other                     10,715          37,956
                                              ---------------------------------
                                              $      131,735    $    124,708
                                              =================================

                                   (Unaudited)

Sales and operating income for the six and three months ended March 31, 2001 and 2000 and identifiable assets as of March 31, 2001 and 2000, classified by geographic area, were as follows:

                                                                            U. S. VIRGIN
                                                                            ISLANDS AND
SIX MONTHS ENDED                                          UNITED STATES     THE BAHAMAS      CONSOLIDATED
-----------------------------                            ---------------------------------------------------
                                                                           (in thousands)
March 31, 2001:
     Net sales                                           $      42,116    $      5,621      $    47,737
     Operating income                                            3,868           1,656            5,524
     Identifiable assets                                        94,170          37,565          131,735
March 31, 2000:
     Net sales                                                  37,170           6,749           43,919
     Operating income                                            3,516           1,525            5,041
     Identifiable assets                                        89,714          34,994          124,708

THREE MONTHS ENDED
-----------------------------
March 31, 2001:
     Net sales                                           $      22,865    $      2,609      $    25,474
     Operating income                                            1,944             809            2,753
March 31, 2000:
     Net sales                                                  20,170           3,287           23,457
     Operating income                                            2,003             697            2,700

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $3,111,000 and $1,660,000 for the six and three months ended March 31, 2001, respectively, and $2,486,000 and $1,268,000 for the six and three months ended March 31, 2000, respectively.


Note 6.   Comprehensive income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the six months ended March 31, 2001 and 2000 was as follows:

                                                                                     SIX MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ---------------------------
                                                                                     2001            2000
-------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
 Net income                                                                    $     2,731    $     1,451
 Other comprehensive income, interest rate
 cap adjustment                                                                         85              -
                                                                               ------------------------------
                                                                               $      2,816   $      1,451
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

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2001 compared to the six months ended March 31, 2000,
(ii) consolidated results of operations of the Company for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and (iii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

ACQUISITION OF MONARCH WINE COMPANY

         In November 1999, the Company acquired substantially all of the assets of Adams Wine Company d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia (the acquisition of the assets of Monarch is hereafter referred to as the "Monarch Acquisition"). The purchase price was $23.5 million in cash. Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol. The Monarch Acquisition has strengthened the Company's position in the beverage alcohol and food industry by expanding the Company's customer base and product offerings, and has improved the Company's plant capacity utilization.

RESULTS OF OPERATIONS

         The following table sets forth statement of income items as a percentage of net sales.

                                           SIX MONTHS ENDED                     THREE MONTHS ENDED
                                               MARCH 31,                             MARCH 31,
                                     ------------------------------        ------------------------------

                                        2001               2000              2001               2000
                                     -----------        -----------        ----------        ------------
Net sales                                 100.0 %            100.0 %           100.0 %           100.0 %
Cost of goods sold                         67.6               68.6              69.5              69.0
                                     -----------        -----------        ----------        ------------
Gross margin                               32.4               31.4              30.5              31.0
Selling, general and
  administrative expenses                  20.8               19.9              19.7              19.5
                                     -----------        -----------        ----------        ------------
Operating income                           11.6               11.5              10.8              11.5
Interest expense                           (5.4)              (5.1)             (4.6)             (5.1)
Other income, net                           1.3                1.3               1.4               0.8
                                     -----------        -----------        ----------        ------------
Income before income taxes                  7.5                7.7               7.6               7.2
Income tax expense                         (1.8)              (1.7)             (1.8)             (1.5)
                                     -----------        -----------        ----------        ------------
Income before extraordinary item            5.7                6.0               5.8               5.7
Extraordinary item                          -                 (2.7)              -                 -
                                     -----------        -----------        ----------        ------------
Net income                                  5.7 %              3.3 %             5.8 %             5.7 %
                                     ===========        ===========        ==========        ============

The following table provides information on net sales of certain Company products.

                                          SIX MONTHS ENDED                           THREE MONTHS ENDED
                                              MARCH 31,                                   MARCH 31,
                               ----------------------------------------    ----------------------------------------


                                  2001          2000      % CHANGE              2001          2000     % CHANGE
                               ------------  ------------ -------------       ---------     ---------  ------------
                                    (in thousands)                              (in thousands)
Bulk Alcohol Products          $    19,606   $    17,444        12.4       $    10,222   $     9,206          11.0
Premium Branded Spirits              8,117         6,785        19.6             4,134         3,151          31.2
Bottling Operations                  9,917         8,095        22.5             5,933         4,636          28.0
Vinegar and Cooking Wine            10,097        10,333        (2.3)            5,185         5,946         (12.8)
Corporate Operations and
   Other                                 -         1,262      (100.0)                -           518        (100.0)
                               ------------  ------------                  ------------  ------------
                               $    47,737   $    43,919         8.7       $    25,474   $    23,457           8.6
                               ============  ============                  ============  ============

The following table provides unit sales volume data for certain Company products.

                                                SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,
                                        ----------------------------------    -------------------------------------


                                       2001        2000        % CHANGE         2001        2000       % CHANGE
                                     ----------  ----------  -------------    ----------  ---------    ------------
                                          (in thousands)                         (in thousands)
Bulk alcohol products:
  Distilled products, in proof gallons
   Citrus Brandy                           970         852         13.9             504        420            20.2
   Citrus Spirits                          256         534        (52.0)            113        137           (16.7)
   Rum                                   2,195       2,144          2.3           1,053      1,069            (1.5)
   Cane Spirits                            254         252          0.6              95        105           (10.0)
  Fortified citrus wine, in gallons      5,788       4,744         22.0           3,108      2,689            15.5
Premium branded spirits, in cases          165         115         43.3              80         47            72.0
Bottling operations, in cases            2,579       1,695         52.1           1,738      1,076            61.5
Vinegar
   Bulk, in 100 grain gallons            2,580       2,574          0.3           1,439      1,428             0.9
   Cases                                   344         284         21.0             187        126            48.4
   Drums, in 100 grain gallons             385         742        (48.2)            239        387           (38.4)
Cooking Wine
   Bulk, in gallons                      1,392         950         46.6             696        920           (24.2)
   Cases                                   417         334         24.6             201        270           (25.9)


SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000. Unless otherwise noted, references to 2001 represent the six-month period ended March 31, 2001 and references to 2000 represent the six-month period ended March 31, 2000.

     NET SALES. Net sales were $47.7 million in 2001, an increase of 8.7% from net sales of $43.9 million in 2000.

     Net sales of bulk alcohol products were $19.6 million in 2001, an increase of 12.4% from net sales of $17.4 million in 2000. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of citrus spirits decreased 52.0% and unit sales of wine products increased 22.0% in 2001 compared to 2000. These changes resulted from the Monarch Acquisition, as Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $8.1 million in 2001, an increase of 19.6% from net sales of $6.8 million in 2000. This sales increase reflected the continued success of the Company's Cruzan Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 30.3% and 70.9% respectively in 2001 compared to 2000. Sales of Porfidio tequila decreased 37.6% due to an industry-wide shortage of agave, the principal raw material for the Company's premium tequila brand.

     Net sales of the Company's bottling operations were $9.9 million in 2001, an increase of 22.5% from net sales of $8.1 million in 2000. The unit volume of the Company's bottling operations increased 52.1% in 2001 as a result of a new bottling contract. Management expects the unit volume in its bottling operations to increase over fifty percent for the fiscal year ending September 30, 2001, as a result of this new business.

     Net sales of vinegar and cooking wine were $10.1 million in 2001, a decrease of 2.3% from net sales of $10.3 million in 2000.

     GROSS PROFIT. Gross profit was $15.5 million in 2001, an increase of 12.2% from gross profit of $13.8 million in 2000. Gross margin increased to 32.4% in 2001 from 31.4% in 2000. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.9 million in 2001, an increase of 13.7% from $8.7 million in 2000. The increase was primarily attributable to (1) increased marketing expenses related to the Company's premium branded spirits business, and (2) increased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000.

                                                               SIX MONTHS ENDED
                                                                  MARCH 31,
                                                        -------------------------------
                                                                2001           2000            % CHANGE
                                                                ----           ----            --------
                                                                 (in thousands)
Bulk Alcohol Products                                    $     7,017      $    7,200             (2.5)
Premium Branded Spirits                                         (825)           (128)          (542.3)
Bottling Operations                                               60            (616)           109.8
Vinegar and Cooking Wine                                       1,831           1,865             (1.8)
Corporate Operations and Other                                (2,559)         (3,280)            22.0
                                                        -------------------------------
                                                         $     5,524      $    5,041              9.6
                                                        ===============================

      As a result of the above factors, operating income was $5.5 million in 2001, an increase of 9.6% over operating income of $5.0 million in 2000.

      INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The decrease in interest income in 2001 was attributable to lower average amounts of cash, short-term investments and notes receivable outstanding compared to 2000.

     INTEREST EXPENSE. Interest expense was $2.6 million in 2001 and $2.2 million in 2000. The increase in interest expense was due to increased borrowings on the Company's line of credit during 2001 as compared to 2000.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24.1% in 2001 and 22.9% in 2000. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through January 2002 (see Note 4 to the Consolidated Financial Statements).

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000. Unless otherwise noted, references to 2001 represent the three-month period ended March 31, 2001 and references to 2000 represent the three-month period ended March 31, 2000.

NET SALES. Net sales were $25.5 million in 2001, an increase of 8.6% from net sales of $23.5 million in 2000.

     Net sales of bulk alcohol products were $10.2 million in 2001, an increase of 11.0% from net sales of $9.2 million in 2000. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of citrus spirits decreased 16.7% and unit sales of wine products increased 15.5% in 2001 compared to 2000. These changes resulted from the Monarch Acquisition, as Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $4.1 million in 2001, an increase of 31.2% from net sales of $3.2 million in 2000. This sales increase reflected the continued success of the Company's Cruzan Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 17.7% and 87.4% respectively in 2001 compared to 2000. Sales of Porfidio tequila decreased 8.1% due to an industry-wide shortage of agave, the principal raw material for the Company's premium tequila brand.

     Net sales of the Company's bottling operations were $5.9 million in 2001, an increase of 28.0% from net sales of $4.6 million in 2000. The unit volume of the Company's bottling operations increased 61.5% in 2001 as a result of a new bottling contract. Management expects the unit volume in its bottling operations to increase over fifty percent for the fiscal year ending September 30, 2001, as a result of this new business.

     Net sales of vinegar and cooking wine were $5.2 million in 2001, a decrease of 12.8% from net sales of $5.9 million in 2000. The decrease in net sales was primarily attributable to timing of customer orders.

     GROSS PROFIT. Gross profit was $7.8 million in 2001, an increase of 6.9% from gross profit of $7.3 million in 2000. Gross margin decreased to 30.5% in 2001 from 31.0% in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.0 million in 2001, an increase of 9.8% from $4.6 million in 2000. The increase was primarily attributable to increased marketing expenses related to the Company's premium branded spirits business.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        -------------------------------
                                                                2001           2000            % CHANGE
                                                                ----           ----            --------
                                                                 (in thousands)
Bulk Alcohol Products                                    $     3,628      $    4,047            (10.4)
Premium Branded Spirits                                         (313)           (155)          (101.9)
Bottling Operations                                             (151)           (226)            33.2
Vinegar and Cooking Wine                                         952             876              8.6
Corporate Operations and Other                                (1,363)         (1,842)            26.1
                                                        -------------------------------
                                                         $     2,753      $    2,700              2.0
                                                        ===============================

     As a result of the above factors, operating income was $2.8 million in 2001, an increase of 2.0% over operating income of $2.7 million in 2000.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable.

     INTEREST EXPENSE. Interest expense was $1.2 million in 2001 and $1.2 million in 2000. Interest expense remained constant as increased borrowings on the Company's line of credit in 2001 were offset by lower interest rates.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 23.3% in 2001 and 21.1% in 2000. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through January 2002 (see Note 4 to the Consolidated Financial Statements).

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2001 was $2.3 million, which resulted from $5.4 million in net income adjusted for noncash items, and $3.1 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2001 was $4.7 million, which resulted primarily from $2.8 million of capital expenditures and a net increase of $2.2 million in short-term investments.

         Net cash provided by financing activities in 2001 was $1.3 million, which resulted from an increase of $5.4 million in borrowings under the revolving credit facility and payments of long-term debt totaling $4.0 million.

         The Company's present revolving credit facility provides for maximum borrowings of $15 million. Borrowings under this facility were $13.9 million at March 31, 2001 (see Note 3 to the Consolidated Financial Statements).

         The Company's total debt was $60.7 million as of March 31, 2001, and its ratio of debt to equity was 1.1 to 1.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on March 20, 2001, in West Palm Beach, Florida, for the purpose of electing three Class III directors to hold office for a term of three years.

         Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended and there was no solicitation in opposition to management's solicitations.

         ELECTION OF DIRECTORS

                  All of management's nominees for election as directors as listed in the proxy statement were elected. The results of the election were as follows:

                                                                                               ABSTENTIONS AND
         NAME                                FOR                       WITHHELD                BROKER NON-VOTES
         ----                                ---                       --------                ----------------
         Jay S. Maltby                       4,725,549                   66,850                        0
         Edward F. McDonnell                 4,719,449                   72,950                        0
         D. Chris Mitchell                   4,715,149                   77,250                        0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2      Amended and Restated By-Laws of Todhunter International, Inc. (6)
4.1      Form of Todhunter International, Inc. Common Stock Certificate (1)
10.6     Todhunter International, Inc. 1992 Stock Option Plan, as amended (3)
10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd. (4)
10.16 Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein, David Paszamant, Jay Paszamant and Matthew Paszamant (5)
10.17 Credit Agreement dated as of November 17, 1999, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National

         Association (5)
10.17(a) Waiver and Modification of Credit Agreement dated as of September 29,
         2000, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National Association (8)
10.18 Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (6)
10.19    Executive Employment Agreement dated as of July 15, 1999, between Jay
         S. Maltby and Todhunter International, Inc. (6)
10.20 Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and Todhunter International, Inc. (6)
10.21 Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc. (6)
11.1     Statement of Computation of Per Share Earnings (9)
13.1     Quantitative and Qualitative Disclosures about Market Risk (7)
21.1     Subsidiaries of Todhunter International, Inc. (2)



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

(9) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 2001                        /s/ A. Kenneth Pincourt, Jr.
                                         -----------------------------------
                                         A. Kenneth Pincourt, Jr.
                                         Chairman
                                         and Chief Executive Officer


Date: May 9, 2001                        /s/ Troy Edwards
                                         -----------------------------------
                                         Chief Financial Officer,
                                         Treasurer and Controller