Form 10-Q
period 2001-06-30
TODHUNTER INTERNATIONAL INC
filed 2001-08-13
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 9, 2001 was 5,513,734.

                         TODHUNTER INTERNATIONAL, INC.

                                     INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

                  Item 1     Financial Statements

                            Consolidated Balance Sheets -
                            June 30, 2001 and September 30, 2000                                         1

                            Consolidated Statements of Income -
                            Nine and Three Months Ended June 30, 2001 and 2000                           3

                            Consolidated Statements of Cash Flows -
                            Nine Months Ended June 30, 2001 and 2000                                     4

                            Notes to Consolidated Financial Statements                                   6

                  Item 2    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                   11

                  Item 3    Quantitative and Qualitative Disclosures About Market Risk                  17


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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        June 30,              September 30,
                                                                          2001                    2000
                                                                  -------------------       -----------------
                                                                      (Unaudited)                   *
              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $         4,262,008       $       3,245,866
     Short-term investments                                                 7,649,321               4,843,348
     Trade receivables                                                     15,870,598              15,296,445
     Other receivables                                                      3,210,112               2,932,531
     Inventories                                                           29,505,781              23,529,578
     Notes receivable, current maturities                                     238,391               1,378,380
     Deferred income taxes                                                  1,456,500               1,131,000
     Other current assets                                                   1,884,918               3,082,184
                                                                  -------------------       -----------------
         Total current assets                                              64,077,629              55,439,332
                                                                  -------------------       -----------------

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
     Investments in subsidiaries                                            1,275,575               1,067,805
     Note receivable from affiliate, less current maturities                3,422,582               3,447,928
     Notes receivable, less current maturities                                684,682               2,973,984
                                                                  -------------------       -----------------
                                                                            5,382,839               7,489,717
                                                                  -------------------       -----------------

PROPERTY AND EQUIPMENT                                                     83,566,696              78,957,060
     Less accumulated depreciation                                         42,614,463              39,268,253
                                                                  -------------------       -----------------
                                                                           40,952,233              39,688,807
                                                                  -------------------       -----------------

GOODWILL, less accumulated amortization                                    21,067,264              21,819,734
                                                                  -------------------       -----------------

OTHER ASSETS                                                                2,242,178               2,110,858
                                                                  -------------------       -----------------
                                                                  $       133,722,143       $     126,548,448
                                                                  ===================       =================


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              June 30,                   September 30,
                                                                                2001                         2000
                                                                        ---------------------          -----------------
                                                                             (Unaudited)                       *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $       8,000,000              $      8,000,000
     Accounts payable                                                           6,731,016                     5,076,380
     Accrued interest expense                                                      63,627                       107,035
     Other accrued expenses                                                     2,416,536                     1,884,392
                                                                        ---------------------          -----------------
                                                                               17,211,179                    15,067,807

LONG-TERM DEBT, less current maturities                                        51,674,934                    51,334,224

DEFERRED INCOME TAXES                                                           3,939,750                     4,122,000

OTHER LIABILITIES                                                               1,270,523                     1,183,854
                                                                        ---------------------          -----------------
                                                                               74,096,386                    71,707,885
                                                                        ---------------------          -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                               -                             -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934 shares
         as of June 30, 2001 and September 30, 2000                                56,129                        56,129
     Additional paid-in capital                                                18,326,014                    18,326,014
     Accumulated other comprehensive loss                                        (104,500)                     (240,500)
     Retained earnings                                                         42,085,894                    37,436,700
                                                                        ---------------------          -----------------
                                                                               60,363,537                    55,578,343
     Less cost of 99,200 shares of treasury stock                                (737,780)                     (737,780)
                                                                        ---------------------          -----------------
                                                                               59,625,757                    54,840,563
                                                                        ---------------------          -----------------
                                                                        $     133,722,143              $    126,548,448
                                                                        =====================          ==================


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Nine Months Ended June 30,                Three Months Ended June 30,
                                                  ------------------------------------     ---------------------------------------
                                                         2001               2000                  2001                  2000
                                                  -----------------  -----------------     -----------------      ----------------
Sales                                             $   96,612,444     $   92,171,391        $   34,298,350         $   31,351,818
     Less excise taxes                                22,782,127         24,530,156             8,205,507              7,630,045
                                                  -----------------  -----------------     -----------------      ----------------
     Net sales                                        73,830,317         67,641,235            26,092,843             23,721,773

Cost of goods sold                                    49,434,703         45,882,345            17,165,426             15,746,270
                                                  -----------------  -----------------     -----------------      ----------------
     Gross profit                                     24,395,614         21,758,890             8,927,417              7,975,503

Selling, general and administrative expenses          15,235,239         13,670,306             5,290,981              4,927,597
                                                  -----------------  -----------------     -----------------      ----------------
     Operating income                                  9,160,375          8,088,584             3,636,436              3,047,906
                                                  -----------------  -----------------     -----------------      ----------------
Other income (expense):
    Interest income                                      690,691            711,330               234,429                209,361
    Interest expense                                  (3,821,304)        (3,632,789)           (1,262,607)            (1,409,449)
    Equity in income (loss) of equity investee            57,770           (134,047)               (2,126)               (94,655)
    Other, net                                           112,476            180,808                (5,256)                59,796
                                                  -----------------  -----------------     -----------------      ----------------
                                                      (2,960,367)        (2,874,698)           (1,035,560)            (1,234,947)
                                                  -----------------  -----------------     -----------------      ----------------
Income before income taxes and
  extraordinary item                                   6,200,008          5,213,886             2,600,876              1,812,959
                                                  -----------------  -----------------     -----------------      ----------------
Income tax expense (benefit):
     Current                                           2,058,564          1,713,098               841,030                642,258
     Deferred                                           (507,750)          (438,750)             (158,750)              (148,750)
                                                  -----------------  -----------------     -----------------      ----------------
                                                       1,550,814          1,274,348               682,280                493,508
                                                  -----------------  -----------------     -----------------      ----------------

     Income before extraordinary item                  4,649,194          3,939,538             1,918,596              1,319,451

Extraordinary item - early extinguishment
   of debt, net of income taxes of $382,075                    -         (1,168,790)                    -                      -
                                                  -----------------  -----------------     -----------------      ----------------

     Net income                                   $    4,649,194     $    2,770,748        $    1,918,596         $    1,319,451
                                                  =================  =================     =================      ================
Earnings per common share - basic:
     Income before extraordinary item             $         0.84     $        0.71         $         0.35         $        0.24
     Extraordinary item                                       -              (0.21)                    -                   -
                                                  -----------------  -----------------     -----------------      ----------------
     Net income                                   $         0.84     $        0.50         $         0.35         $        0.24
                                                  =================  =================     =================      ================
Earnings per common share - diluted:
     Income before extraordinary item             $         0.84     $        0.71         $         0.35         $        0.24
     Extraordinary item                                       -              (0.21)                    -                   -
                                                  -----------------  -----------------     -----------------      ----------------
     Net income                                   $         0.84     $        0.50         $         0.35         $        0.24
                                                  =================  =================     =================      ================
Common shares and equivalents outstanding:
     Basic                                             5,513,734          5,513,734             5,513,734              5,513,734
                                                  =================  =================     =================      ================
     Diluted                                           5,526,049          5,559,602             5,537,476              5,547,280
                                                  =================  =================     =================      ================

See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Nine Months Ended June 30,
                                                                        --------------------------------------------
                                                                                2001                     2000
                                                                        --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $     4,649,194          $     2,770,748
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         3,531,444                3,347,468
         Amortization                                                         1,143,206                  866,605
         (Gain) loss on sale of property and equipment                           30,775                  (42,254)
         Equity in (income) loss of equity investee                             (57,770)                 134,047
         Deferred income taxes                                                 (507,750)                (438,750)
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                      (851,734)                (879,868)
              Inventories                                                    (5,976,203)              (2,328,697)
              Other current assets                                            1,197,266               (1,015,157)
         Increase (decrease) in:
              Accounts payable                                                1,654,636                  911,874
              Accrued interest expense                                          (43,408)             (1,145,728)
              Other accrued expenses                                            532,144                   92,589
              Other liabilities                                                  86,669                  109,786
                                                                        --------------------     -------------------
                         Net cash provided by operating activities            5,388,469                2,382,663
                                                                        --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                (4,470)                  47,780
     Principal payments received on notes receivable                          3,463,937                  563,400
     Purchase of property and equipment                                      (4,821,175)              (3,809,805)
     Disbursements for notes receivable                                          (9,300)                (342,019)
     Purchase of short-term investments                                      (2,805,973)              (6,444,380)
     Redemption of short-term investments                                             -                2,547,365
     Purchase of Monarch Wine Company                                                 -              (23,518,064)
     Investments in subsidiaries                                               (150,000)                       -
     Increase in other assets                                                  (233,556)                (646,344)
                                                                        --------------------     -------------------
         Net cash used in investing activities                          $    (4,560,537)         $   (31,602,067)
                                                                        --------------------     -------------------


                                  (Continued)

                         TODHUNTER INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                                                   Nine Months Ended June 30,
                                                                           ------------------------------------------
                                                                                  2001                    2000
                                                                           -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                      $       6,420,000      $     8,000,000
     Proceeds from long-term borrowings                                                    -           56,914,901
     Disbursements for loan costs                                                   (152,500)                   -
     Principal payments on long-term borrowings                                   (6,079,290)         (38,078,431)
                                                                           -------------------    -------------------
          Net cash provided by financing activities                                  188,210           26,836,470
                                                                           -------------------    -------------------

          Net increase (decrease) in cash and cash equivalents                     1,016,142           (2,382,934)

Cash and cash equivalents:
     Beginning                                                                     3,245,866            5,265,318
                                                                           -------------------    -------------------
     Ending                                                                $       4,262,008      $     2,882,384
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                          $       3,864,712      $     4,778,517
                                                                           ===================    ===================
         Income taxes                                                      $       1,671,292      $       678,387
                                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
     Acquisition of Monarch Wine Company:
       Cash purchase price                                                 $               -      $      23,518,064
                                                                           ===================    ===================

       Working capital acquired                                            $               -      $       2,006,792
       Goodwill                                                                            -             22,284,509
       Operating lease assumed and abandoned                                               -               (773,237)
                                                                           -------------------    -------------------
                                                                           $               -      $      23,518,064
                                                                           ===================    ===================

Investment in Premier Wines & Spirits for note receivable                  $               -      $        1,000,000
                                                                           ===================    ===================


See Notes to Consolidated Financial Statements.

                         TODHUNTER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting standards generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.


Note 2.  Inventories

The major components of inventories are:


                                               June 30, 2001                  September 30, 2000
                                               -------------                  ------------------
                                                (Unaudited)
Finished goods                                 $  17,669,632                  $       14,382,361
Work in process                                    1,337,893                             928,486
Raw materials and supplies                        10,498,256                           8,218,731
                                               -------------                  ------------------

                                               $  29,505,781                  $       23,529,578
                                               =============                  ==================


Note 3.  Financing Arrangements

Long-term debt consists of the following as of June 30, 2001:


     Term loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at
         June 30, 2001 was 6.59%. Quarterly principal installments of $2,000,000 through September 30, 2004 with any remaining balance due December 31,
         2004.                                                                            $    44,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2001 was 7.5%. The revolving lines of credit terminate
         in November 2002.                                                                     14,932,981

     Other                                                                                        741,953
                                                                                          ---------------
                                                                                               59,674,934
     Less current maturities                                                                    8,000,000
                                                                                          ---------------
                                                                                          $    51,674,934
                                                                                          ===============


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

On January 14, 2000, the Company entered into an interest rate cap agreement. The agreement caps the applicable Eurodollar rate under the credit agreement at 7.5%. At June 30, 2001, the underlying applicable Eurodollar rate was 4.09%. The Company paid $250,000 for this cap, which has a term of two years. The notional amount of this agreement at June 30, 2001 was $44,000,000.

Note 4.  Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.


                                                   Nine Months Ended June 30,         Three Months Ended June 30,
                                                --------------------------------   ---------------------------------
                                                      2001            2000              2001              2000
                                                --------------- ----------------   ---------------  ----------------
Income before extraordinary item                $   4,649,194   $    3,939,538     $  1,918,596     $   1,319,451
                                                =============== ================   ===============  ================
Net income                                      $   4,649,194   $    2,770,748     $  1,918,596     $   1,319,451
                                                =============== ================   ===============  ================
Determination of shares:
   Weighted average number of
       common shares outstanding                    5,513,734        5,513,734        5,513,734         5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                  1,753           45,868           23,742            33,546
                                                --------------- ----------------   ---------------  ----------------
   Average common shares outstanding for
       diluted computation                          5,526,049        5,559,602        5,537,476         5,547,280
                                                =============== ================   ===============  ================
Earnings per common share - basic:
    Income before extraordinary item            $        0.84   $         0.71     $       0.35     $        0.24
    Extraordinary item                                   -               (0.21)            -                 -
                                                ---------------  ---------------   ---------------  ----------------
    Net income                                  $        0.84   $         0.50     $       0.35     $        0.24
                                                =============== ================   ===============  ================
Earnings per common share - diluted:
    Income before extraordinary item            $        0.84   $         0.71     $       0.35     $        0.24
    Extraordinary item                                   -               (0.21)            -                 -
                                                --------------- ----------------   ---------------  ----------------
    Net income                                  $        0.84   $        0.50      $       0.35     $       0.24
                                                =============== ================   ===============  ================


The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The effect of this exemption was to increase earnings per share by $0.15 and $0.06 for the nine and three months ended June 30, 2001, respectively, and $0.14 and $0.04 for the nine and three months ended June 30, 2000, respectively.

Note 5.  Segment and Geographical Information

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

          Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

          Premium Branded Spirits (primarily rum and flavored rum)

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

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's operating segments for the nine and three months ended June 30, 2001 and 2000, and identifiable assets as of June 30, 2001 and 2000, were as follows:


                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                              ---------------------------------   ---------------------------
                                                      2001            2000           2001           2000
-------------------------------------------------------------------------------------------------------------
                                                      (in thousands)                 (in thousands)
NET SALES
   Bulk Alcohol Products                      $       30,292    $     27,114      $   10,686    $     9,670
   Premium Branded Spirits                            12,763          11,266           4,646          4,481
   Bottling Operations                                15,432          12,328           5,515          4,233
   Vinegar and Cooking Wine                           15,343          15,160           5,246          4,827
   Corporate Operations and Other                          -           1,773               -            511
                                              ---------------------------------------------------------------
                                              $       73,830    $     67,641      $   26,093    $    23,722
                                              ===============================================================

OPERATING INCOME (LOSS)
   Bulk Alcohol Products                      $       10,635    $     10,492      $    3,618    $     3,292
   Premium Branded Spirits                              (930)              6            (105)           134
   Bottling Operations                                   436            (748)            376           (132)
   Vinegar and Cooking Wine                            3,101           2,652           1,270            787
   Corporate Operations and Other                     (4,082)         (4,313)         (1,523)        (1,033)
                                              ---------------------------------------------------------------
                                              $        9,160    $      8,089      $    3,636    $     3,048
                                              ===============================================================

DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                      $        2,409    $      2,092      $     823     $       929
   Premium Branded Spirits                               135              75             46              23
   Bottling Operations                                 1,096           1,111            366             376
   Vinegar and Cooking Wine                              851             658            286             477
   Corporate Operations and Other                        184             278             64            (303)
                                              ---------------------------------------------------------------
                                              $        4,675    $      4,214      $   1,585     $     1,502
                                              ===============================================================

CAPITAL EXPENDITURES
   Bulk Alcohol Products                      $        2,215    $      2,713      $     650     $       400
   Premium Branded Spirits                               203              23              -               -
   Bottling Operations                                 1,865             556          1,258              93
   Vinegar and Cooking Wine                              488             380            132             219
   Corporate Operations and Other                         50             138              6              25
                                              ---------------------------------------------------------------
                                              $        4,821    $      3,810      $   2,046     $       737
                                              ===============================================================

IDENTIFIABLE ASSETS
   Bulk Alcohol Products                      $       68,741    $     64,257
   Premium Branded Spirits                             9,262           7,319
   Bottling Operations                                24,631          22,862
   Vinegar and Cooking Wine                           21,096          20,306
   Corporate Operations and Other                      9,992          13,490
                                              ---------------------------------
                                              $      133,722    $    128,234
                                              =================================


Sales and operating income for the nine and three months ended June 30, 2001 and 2000 and identifiable assets as of June 30, 2001 and 2000, classified by geographic area, were as follows:


                                                                            U.S. VIRGIN
                                                                            ISLANDS AND
NINE MONTHS ENDED                                         UNITED STATES     THE BAHAMAS      CONSOLIDATED
-----------------------------                            ---------------------------------------------------
                                                                           (in thousands)
June 30, 2001:
     Net sales                                           $      64,904    $      8,926       $   73,830
     Operating income                                            6,344           2,816            9,160
     Identifiable assets                                        94,148          39,574          133,722
June 30, 2000:
     Net sales                                                  59,048           8,593           67,641
     Operating income                                            4,906           3,183            8,089
     Identifiable assets                                        92,549          35,685          128,234

THREE MONTHS ENDED
-----------------------------
June 30, 2001:
     Net sales                                           $      22,788    $      3,305       $   26,093
     Operating income                                            2,476           1,160            3,636
June 30, 2000:
     Net sales                                                  21,878           1,844           23,722
     Operating income                                            1,390           1,658            3,048


Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $4,791,000 and $1,680,000 for the nine and three months ended June 30, 2001, respectively, and $4,492,000 and $2,006,000 for the nine and three months ended June 30, 2000, respectively.

Note 6.  Comprehensive income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the nine months ended June 30, 2001 and 2000 was as follows:


                                                                                       NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                     2001             2000
-------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
    Net income                                                                    $  4,649            $ 2,771
    Other comprehensive income, interest
       rate cap adjustment                                                             136                  -
                                                                                  ---------------------------
                                                                                  $  4,785            $ 2,771
                                                                                  ===========================


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

INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000,
(ii) consolidated results of operations of the Company for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, and (iii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

         The Company operates primarily in the beverage alcohol industry in the United States. The Company is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company reports its operating results in five segments: Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily rum and flavored rum); Bottling Operations (contract bottling services and proprietary and private label products); Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods); and Corporate Operations and Other (primarily corporate related items).

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

RESULTS OF OPERATIONS

         The following table sets forth statement of income items as a percentage of net sales.


                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                     ------------------------------        ------------------------------
                                         2001               2000              2001               2000
                                     -----------        -----------        ----------        ------------
Net sales                                 100.0 %            100.0 %           100.0 %           100.0  %
Cost of goods sold                         67.0               67.8              65.8              66.4
                                     -----------        -----------        ----------        ------------
Gross margin                               33.0               32.2              34.2              33.6
Selling, general and
  administrative expenses                  20.6               20.2              20.3              20.8
                                     -----------        -----------        ----------        ------------
Operating income                           12.4               12.0              13.9              12.8
Interest expense                           (5.2)              (5.4)             (4.8)             (5.9)
Other income, net                           1.2                1.1               0.9               0.7
                                     -----------        -----------        ----------        ------------
Income before income taxes                  8.4                7.7              10.0               7.6
Income tax expense                         (2.1)              (1.9)             (2.6)             (2.0)
                                     -----------        -----------        ----------        ------------
Income before extraordinary item            6.3                5.8               7.4               5.6
Extraordinary item                          -                 (1.7)              -                 -
                                     -----------        -----------        ----------        ------------
Net income                                  6.3 %              4.1 %             7.4 %             5.6  %
                                     ===========        ===========        ==========        ============

         The following table provides information on net sales of certain Company products.


                                           NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                JUNE 30,                                    JUNE 30,
                               ----------------------------------------    ----------------------------------------
                                   2001          2000       % CHANGE           2001         2000        % CHANGE
                               ------------  ------------ -------------    ------------  -----------  -------------
                                     (in thousands)                                (in thousands)
Bulk Alcohol Products          $    30,292   $    27,114        11.7       $    10,686   $     9,670          10.5
Premium Branded Spirits             12,763        11,266        13.3             4,646         4,481           3.7
Bottling Operations                 15,432        12,328        25.2             5,515         4,233          30.3
Vinegar and Cooking Wine            15,343        15,160         1.2             5,246         4,827           8.7
Corporate Operations and
   Other                                 -         1,773      (100.0)                -           511        (100.0)
                               ------------  ------------                  ------------  ------------
                               $    73,830   $    67,641         9.1       $    26,093   $    23,722          10.0
                               ============  ============                  ============  ============

The following table provides unit sales volume data for certain Company products.


                                                NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                     JUNE 30,                                 JUNE 30,
                                     -------------------------------------    -------------------------------------
                                        2001        2000       % CHANGE          2001        2000        % CHANGE
                                     ----------  ----------  -------------    ----------  ---------    ------------
                                          (in thousands)                           (in thousands)
Bulk alcohol products:
  Distilled products, in proof gallons
   Citrus Brandy                         1,227       1,093         12.3             257        241             6.5
   Citrus Spirits                          484         702        (31.0)            228        168            35.7
   Rum                                   3,397       3,285          3.4           1,202      1,141             5.4
   Cane Spirits                            420         421         (0.4)            166        169            (1.8)
  Fortified citrus wine, in gallons      8,978       7,498         19.7           3,190      2,754            15.8
Premium branded spirits, in cases          260         202         28.7              95         87             9.3
Bottling operations, in cases            4,470       3,192         40.0           1,891      1,497            26.3
Vinegar
   Bulk, in 100 grain gallons            3,978       3,935          1.1           1,398      1,361             2.6
   Cases                                   509         419         21.5             165        135            22.5
   Drums, in 100 grain gallons             816       1,197        (31.8)            431        455            (5.0)
Cooking Wine
   Bulk, in gallons                      2,088       1,602         30.3             696        652             6.6
   Cases                                   588         492         19.5             171        158             8.7


NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000. Unless otherwise noted, references to 2001 represent the nine-month period ended June 30, 2001 and references to 2000 represent the nine-month period ended
June 30, 2000.

     NET SALES. Net sales were $73.8 million in 2001, an increase of 9.1% from net sales of $67.6 million in 2000.

     Net sales of bulk alcohol products were $30.3 million in 2001, an increase of 11.7% from net sales of $27.1 million in 2000. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of citrus spirits decreased 31.0% and unit sales of wine products increased 19.7% in 2001 compared to 2000. These changes resulted from the Monarch Acquisition, as Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

     Net sales of premium branded spirits were $12.8 million in 2001, an increase of 13.3% from net sales of $11.3 million in 2000. This sales increase reflected the continued success of the Company's Cruzan Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 24.9% and 62.0% respectively in 2001 compared to 2000. Sales of Porfidio tequila have decreased due to an industry-wide shortage of agave, the principal raw material for tequila. During June 2001, Mexican regulatory authorities alleged that the Porfidio distillery violated certain regulations related to the sale of tequila and have prohibited the export of Porfidio tequila. The allegations have been denied by the Porfidio distillery. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when shipments of Porfidio will resume. The decrease in sales of Porfidio tequila has not had, and is not expected to have, a material adverse effect on the Company's results of operations.

     Net sales of the Company's bottling operations were $15.4 million in 2001, an increase of 25.2% from net sales of $12.3 million in 2000. The unit volume of the Company's bottling operations increased 40.0% in 2001 as a result of a new bottling contract. Management expects the unit volume in its bottling operations to increase over forty percent for the fiscal year ending September 30, 2001, as a result of this new business.

     Net sales of vinegar and cooking wine were $15.3 million in 2001, an increase of 1.2% from net sales of $15.2 million in 2000.

     GROSS PROFIT. Gross profit was $24.4 million in 2001, an increase of 12.1% from gross profit of $21.8 million in 2000. Gross margin increased to 33.0% in 2001 from 32.2% in 2000. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.2 million in 2001, an increase of 11.4% from $13.7 million in 2000. The increase was primarily attributable to (1) increased marketing expenses related to the Company's premium branded spirits business, and (2) increased amortization expense.

      OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000 and the percent change for the periods.

                                                               NINE MONTHS ENDED
                                                                    JUNE 30,
                                                         ------------------------------
                                                                2001           2000            % CHANGE
                                                                ----           ----            --------
                                                                  (in thousands)
Bulk Alcohol Products                                    $    10,635      $   10,492              1.4
Premium Branded Spirits                                         (930)              6              -
Bottling Operations                                              436            (748)             -
Vinegar and Cooking Wine                                       3,101           2,652             16.9
Corporate Operations and Other                                (4,082)         (4,313)             5.4
                                                         ------------------------------
                                                         $     9,160      $    8,089             13.3
                                                         ==============================

      As a result of the above factors, operating income was $9.2 million in 2001, an increase of 13.3% over operating income of $8.1 million in 2000.

     The Company's premium branded spirits segment experienced an operating loss of $930,000 in 2001 compared to operating income of $6,000 in 2000. The operating loss reflects the Company's continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company's bottling operations segment reported operating income of $436,000 in 2001 compared to an operating loss of $748,000 in 2000. The swing to profitability reflects volume increases as a result of a new major bottling contract.

      INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The decrease in interest income in 2001 was attributable to lower average amounts of cash, short-term investments and notes receivable outstanding compared to 2000.

     INTEREST EXPENSE. Interest expense was $3.8 million in 2001 and $3.6 million in 2000. The increase in interest expense was due to increased borrowings on the Company's line of credit during 2001 compared to 2000.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 25.0% in 2001 and 24.4% in 2000. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through September 2020 (see Note 4 to the Consolidated Financial Statements).

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000. Unless otherwise noted, references to 2001 represent the three-month period ended June 30, 2001 and references to 2000 represent the three-month period ended June 30, 2000.

     NET SALES. Net sales were $26.1 million in 2001, an increase of 10.0% from net sales of $23.7 million in 2000.

     Net sales of bulk alcohol products were $10.7 million in 2001, an increase of 10.5% from net sales of $9.7 million in 2000. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of wine products increased 15.8% in 2001 compared to 2000.

     Net sales of premium branded spirits were $4.6 million in 2001, an increase of 3.7% from net sales of $4.5 million in 2000. This sales increase reflected the continued success of the Company's Cruzan Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 17.4% and 52.0% respectively in 2001 compared to 2000. Sales of Porfidio tequila have decreased due to an industry-wide shortage of agave, the principal raw material for tequila. During June 2001, Mexican regulatory authorities alleged that the Porfidio distillery violated certain regulations related to the marketing and sale of tequila and have prohibited the export of Porfidio tequila. The allegations have been denied by the Porfidio distillery. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when shipments of Porfidio will resume. The decrease in sales of Porfidio tequila has not had, and is not expected to have, a material adverse effect on the Company's results of operations.

     Net sales of the Company's bottling operations were $5.5 million in 2001, an increase of 30.3% from net sales of $4.2 million in 2000. The unit volume of the Company's bottling operations increased 26.3% in 2001 as a result of a new bottling contract. Management expects the unit volume in its bottling operations to increase over forty percent for the fiscal year ending September 30, 2001, as a result of this new business.

     Net sales of vinegar and cooking wine were $5.2 million in 2001, an increase of 8.7% from net sales of $4.8 million in 2000. The increase in net sales was primarily attributable to timing of customer orders.

     GROSS PROFIT. Gross profit was $8.9 million in 2001, an increase of 11.9% from gross profit of $8.0 million in 2000. Gross margin increased to 34.2% in 2001 from 33.6% in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.3 million in 2001, an increase of 7.4% from $4.9 million in 2000. The increase was primarily attributable to increased marketing expenses related to the Company's premium branded spirits business.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000 and the percent change for the periods.

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                         ------------------------------
                                                                2001           2000            % CHANGE
                                                                ----           ----            --------
                                                                  (in thousands)
Bulk Alcohol Products                                    $     3,618      $    3,292              9.9
Premium Branded Spirits                                         (105)            134              -
Bottling Operations                                              376            (132)             -
Vinegar and Cooking Wine                                       1,270             787             61.3
Corporate Operations and Other                                (1,523)         (1,033)           (47.2)
                                                        -------------------------------
                                                         $     3,636      $    3,048             19.3
                                                        ===============================

     As a result of the above factors, operating income was $3.6 million in 2001, an increase of 19.3% over operating income of $3.0 million in 2000.

     The Company's premium branded spirits segment experienced an operating loss of $105,000 in 2001 compared to operating income of $134,000 in 2000. The operating loss reflects the Company's continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company's bottling operations segment reported operating income of $376,000 in 2001 compared to an operating loss of $132,000 in 2000. The swing to profitability reflects volume increases as a result of a new major bottling contract.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable.

     INTEREST EXPENSE. Interest expense was $1.3 million in 2001 and $1.4 million in 2000. Interest expense decreased slightly as increased borrowings on the Company's line of credit in 2001 were offset by lower interest rates.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 26.2% in 2001 and 27.2% in 2000. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through September 2020 (see Note 4 to the Consolidated Financial Statements).

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2001 was $5.4 million, which resulted primarily from $8.8 million in net income adjusted for noncash items, and $3.4 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2001 was $4.6 million, which resulted primarily from $4.8 million of capital expenditures, a net increase of $2.8 million in short-term investments and principal payments received on notes receivable of $3.5 million. During the third quarter of 2001 the Company received a prepayment of $2.4 million on a note receivable.

         Net cash provided by financing activities in 2001 was $0.2 million, which resulted primarily from an increase of $6.4 million in borrowings under the revolving credit facility and payments of long-term debt totaling $6.1 million.

         The Company's present revolving credit facility provides for maximum borrowings of $15 million. Borrowings under this facility were $14.9 million at June 30, 2001 (see Note 3 to the Consolidated Financial Statements).

         The Company's bank debt was $58.9 million as of June 30, 2001, and its ratio of total debt to equity was 1.2 to 1.

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

EFFECTS OF INFLATION AND CHANGING PRICES

         The Company uses natural gas and oil in its distilling operations and during the first two quarters of the fiscal year ending September 30, 2001, experienced significant increases in its energy costs. During the third quarter energy costs moderated. Where competitively feasible, management has increased selling prices to offset the effects of energy cost increases, but the Company may not be able to recover all energy cost increases.

         Except as noted above, the Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required under this Item 3 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000. During the third quarter the Company received a $2.4 million prepayment on a 7% note receivable that was due in May 2006.

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
10.8(a)       Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida
              Acquisition Fund Esperante, Ltd. (4)
10.16         Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and
              Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein, David
              Paszamant, Jay Paszamant and Matthew Paszamant (5)
10.17         Credit Agreement dated as of November 17, 1999, by and among Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National
              Association (5)
10.17(a)      Waiver and Modification of Credit Agreement dated as of September 29, 2000, by and among
              Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National Association (8)
10.17(b)      Second Waiver and Modification of Credit Agreement dated as of March 30, 2001, by and among
              Todhunter International, Inc. and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank, National Association. (9)
10.18         Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter
              International, Inc. (6)
10.19         Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and




              Todhunter International, Inc. (6)
10.20         Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and
              Todhunter International, Inc. (6)
10.21         Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and
              Todhunter International, Inc. (6)
11.1          Statement of Computation of Per Share Earnings (10)
13.1          Quantitative and Qualitative Disclosures about Market Risk (7)
21.1          Subsidiaries of Todhunter International, Inc. (2)





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

(9)      Filed herewith.

(10) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.


     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2001                   /s/ A. Kenneth Pincourt, Jr.
                                       -------------------------------------
                                       A. Kenneth Pincourt, Jr.
                                       Chairman
                                       and Chief Executive Officer


Date: August 9, 2001                   /s/ Troy Edwards
                                       -------------------------------------
                                       Troy Edwards
                                       Chief Financial Officer,
                                       Treasurer and Controller