Form 10-K405
period 2001-09-30
TODHUNTER INTERNATIONAL INC
filed 2001-12-19
CIK 98544

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001      COMMISSION FILE NUMBER 1-13453

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 7, 2001 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $15,880,331.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of December 7, 2001, was 5,513,734.

         There were no shares of Preferred Stock outstanding as of December 7, 2001.

         Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 2002 annual stockholders' meeting.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INTRODUCTORY NOTE

         THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED IN
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING IS A LIST OF FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS: BUSINESS CONDITIONS AND FLUCTUATIONS IN CERTAIN MARKET SEGMENTS AND INDUSTRIES AND THE GENERAL ECONOMY; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND PRICE PRESSURES; AVAILABILITY OF THIRD-PARTY COMPONENT PRODUCTS AT REASONABLE PRICES; INCREASED EXCISE TAXES; FOREIGN CURRENCY EXPOSURE; CHANGES IN PRODUCT MIX BETWEEN AND AMONG PRODUCT LINES; LOWER THAN EXPECTED CUSTOMER ORDERS AND QUARTERLY SEASONAL FLUCTUATIONS OF THOSE ORDERS; AND PRODUCT SHIPMENT INTERRUPTIONS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

         Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands, and purchases certain products for resale. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964. All references in this report to "Fiscal 2001," "Fiscal 2000" and "Fiscal 1999" shall refer to the Company's fiscal years ended September 30 of such year.

OWNERSHIP BY ANGOSTURA LIMITED

         Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as of March 19, 2001, it beneficially owned 2,984,313 shares, representing 54.1% of the Company's outstanding Common Stock, $.01 par value per share ( the "Common Stock").

ACQUISITION AND DIVESTITURE ACTIVITY

         In November 1999, the Company acquired substantially all of the assets of Adams Wine Company, d/b/a Monarch Wine Company of Georgia ("Monarch"), Atlanta, Georgia, for $23.8 million in cash ( the "Monarch Acquisition"). Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

         In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for a $3.5 million note due in August 2005 bearing interest at 6% (see Note 4 to the Company's consolidated financial statements). The Company recorded a loss of $78,838 on the transaction. Sales of the Bahamian operations were previously included in the "Corporate Operations and Other" segment.

BUSINESS SEGMENTS

         The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

     o Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
     o    Premium Branded Spirits (primarily rum and flavored rum)
     o Bottling Operations (contract bottling services and proprietary and private label products)
     o Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
     o    Corporate Operations and Other (primarily corporate-related items)

         Information regarding the net sales, operating income (loss) and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 12 to the Company's consolidated financial statements.

         BULK ALCOHOL PRODUCTS. The Company produces and sells citrus brandy, citrus spirits, rum, cane spirits and fortified citrus wine in the United States. The Company also purchases distilled products for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers. The Company is the largest supplier of citrus brandy, bulk rum and fortified citrus wine in the United States. The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports products to approximately 10 foreign countries. The Company's distilling operations produce a byproduct, which is sold as animal feed.

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

         Management believes that the Company's proximity to raw materials and its use of citrus byproducts in the production of bulk alcohol provide it with cost advantages over competitors' products. Because end products are taxed on a blended rate based upon the ingredients used rather than on the resulting alcohol content of the end product, beverage alcohol producers can lower excise taxes on their products by substituting fortified citrus wine for distilled spirits alternatives. This cost savings arises because fortified citrus wine is currently subject to federal excise taxes of $1.57 per gallon, whereas distilled spirits are taxed at $13.50 per proof gallon (one proof gallon is approximately equivalent in alcohol content to two and one-half gallons of fortified citrus wine). The ability of beverage alcohol producers to substitute fortified citrus wine for distilled spirits varies by end product in accordance with government regulations. For example, fortified citrus wine may contribute up to 49% of the alcohol content of cordials and liqueurs, and up to approximately 10% of the alcohol content of Canadian whiskey. In addition, small quantities of fortified citrus wine may be used in blended whiskey, rum, brandy and other types of beverage alcohol.

         PREMIUM BRANDED SPIRITS. The Company produces, bottles, imports, develops and markets a line of premium branded spirits in the United States and exports distilled spirits to countries in Europe, Central America and the Caribbean. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained agency agreements and acquired management and marketing expertise. Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum category. The Company's principal premium brands include Cruzan Estate Rums and Cruzan Flavored Rums.

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

         VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine for sale to condiment manufacturers, food service distributors and major retailers in the United States and Canada . The Company's sales to retailers are made using the Company's proprietary labels and under the retailers' private labels.

         CORPORATE OPERATIONS AND OTHER. Corporate Operations and Other includes corporate-related items and the results of the Company's Bahamian subsidiary through Fiscal 2000, when the Company sold all of the subsidiary's remaining operating assets.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports to approximately 10 foreign countries. The Company's contract bottling services and proprietary and private label products are sold to a limited number of customers. The Company's vinegar and cooking wine are sold to over 700 condiment manufacturers, food service distributors and retailers. The Company has major customers in its bulk alcohol products and bottling operations businesses; the loss of one or more of these major customers could have a material adverse effect on the Company's liquidity and results of operations.

PRODUCTION

         The Company's principal domestic production facilities are located in Lake Alfred and Auburndale, Florida, both near Orlando and central to Florida's citrus growing region. The two plants have similar distilling, bottling and winery operations, allowing the Company to shift production from one plant to the other. The Lake Alfred plant also has a vinegar production facility. Both plants are near major highways and are serviced by a railroad, providing good transportation access. The Company has a cold storage, warehousing and plastic bottle manufacturing facility in Winter Haven, Florida. The Company also operates a winery and vinegar production facility in Louisville, Kentucky. The Company's offshore rum production facilities are located in St. Croix, United States Virgin Islands.

         DISTILLING. The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to seven days. Once fermented, the product has an average alcohol content of 4% by volume, which is increased to approximately 95% through distillation. The alcohol is then processed through rectifying columns and further refined. The finished product is stored in stainless steel tanks, except for rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities can produce, on a combined basis, up to 23 million gallons of distilled products per year.

         WINERY. Wine is produced by the fermentation of citrus or grape juice. After fermentation, the wine is fortified by the addition of distilled citrus spirits to raise its alcohol content to approximately 20% by volume. Fortified citrus wine is sold to producers of beverage alcohol. The wineries are physically segregated from the distilling operations and have their own sets of fermenting and storage tanks. The Lake Alfred, Auburndale and Louisville facilities can produce, on a combined basis, up to 30 million gallons of wine per year.

         BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. The Lake Alfred plant has two lines that are used primarily to bottle vinegar and juices, two lines that are used to bottle proprietary and private label products and one line to bottle premium branded spirits. The Auburndale plant has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle proprietary and private label products, premium branded spirits and cooking wine. The Company's warehouse storage areas can accommodate up to 1,000,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year. The Company distills and ages its own rum, but generally produces its other proprietary and private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. The Company's bottling capacity is approximately 10 million cases per year.

         VINEGAR AND COOKING WINE. Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar, including white distilled, red wine, white wine, corn, rice wine, balsamic, tarragon and apple cider, are produced at the Lake Alfred and Louisville facilities, which have a combined capacity of 10 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into wine. Several varieties of cooking wine, including red, white, sherry, golden, marsala and chablis, are produced at the Lake Alfred, Auburndale and Louisville facilities.

         QUALITY CONTROL. Each of the Company's facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of raw materials and end products.

         RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 58% of the raw materials used in the Company's distilling operations in Fiscal 2001. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 42%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers. Alcohol and grape juice concentrate are the primary raw materials used in the Company's vinegar and cooking wine operations. During Fiscal 2001, one supplier accounted for more than 10% of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

         The size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will therefore cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products from November to June, corresponding to the Florida citrus harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

MARKETING AND DISTRIBUTION

         Bulk alcohol products are sold primarily in large quantities through Company-employed salespeople. The Company's marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Bulk alcohol products are sold primarily to other bottlers, distillers and end producers located throughout the United States and Canada.

         The Company sells proprietary and private label spirits to wholesalers for distribution primarily in the Southeastern United States. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers market these products to retailers, who then market them directly to consumers. Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may affect the allocation of retail shelf space for its products. The Company produces, imports, markets and sells premium branded spirits to wholesalers in the United States. The Company's marketing and promotional programs for its premium brands are directed at wholesalers, retailers and consumers. Sales of the Company's proprietary and private label and premium branded spirits are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its own salesforce, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

         The Company's marketing strategy with respect to its contract bottling services emphasizes the cost advantages and quality of the Company's services. Arrangements with bottling customers are typically negotiated by the Company's executive officers.

         Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company's own salesforce. These products are also sold through wholesalers and directly to retailers under the Company's proprietary labels and under the private labels of retailers.

COMPETITION

         The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company's citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there are several producers of grape-based distilled products. The Company's proprietary and private label products and premium branded spirits compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and popular-price products. The proprietary label and premium branded spirits produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with its customers are good, and it has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts, as a result of competition. In addition, the Company does not expect to experience any material adverse effects from such competition in the foreseeable future. Contract bottling operations compete against other bottlers located throughout the Southeastern United States. The Company experiences similar competition in its vinegar and cooking wine operations. While Management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

REGULATION AND TAXATION

         Producing, importing and selling wine and spirits is subject to extensive regulation by certain federal and state agencies, and the Company is required to obtain various permits, bonds and licenses to comply with these regulations. Pursuant to federal and state environmental requirements, the Company is required to obtain permits and licenses to operate certain facilities, and to treat and remove effluents discharged from its distilling, winery and bottling operations. Management believes it is presently in material compliance with all applicable federal and state regulations. See Item 3, "Legal Proceedings," for further information.

         Beverage alcohol produced and bottled by the Company is subject to substantial federal excise taxes. As of September 30, 2001, excise taxes were being imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

         The Company's fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company's results of operations.

EMPLOYEES

         As of September 30, 2001, the Company had approximately 425 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months, when the bulk of contract bottling takes place. None of the Company's employees is a member of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of the Company's Virgin Islands employees. The Virgin Islands operation, consisting of approximately 55 employees, is fully unionized. Management believes that its relations with its employees are good.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has facilities in Florida and Kentucky for the production of its bulk alcohol products, premium branded spirits, contract bottling services, vinegar and cooking wine. The Company sells its products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily in Europe, Canada, Central America and the Caribbean. The Company's rum production facilities are located in St. Croix, United States Virgin Islands. Rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States but is also sold to foreign countries in the Caribbean, South America and Europe. See Note 12 to the Company's consolidated financial statements for additional information about the Company's foreign and domestic operations and export sales.

ITEM 2. PROPERTIES

         The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 total square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 total square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 total square feet on 27.5 acres. The Winter Haven facility consists of four principal buildings with approximately 200,000 total square feet on 30 acres. The Virgin Islands facility consists of seven principal buildings with approximately 200,000 total square feet on 33 acres. The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices. Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future. However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

ITEM 3. LEGAL PROCEEDINGS

         The Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the "BATF") has advised the Company that it is conducting an investigation of shipments made by various U.S. alcohol producers to certain countries formerly included in the Soviet Union. In connection with this investigation, a federal grand jury in the District of New Jersey has issued subpeonas to several employees of the Company. To date, the Company has voluntarily complied with these subpeonas and cooperated with the investigation. The BATF has indicated that it believes that certain of the Company's shipments may not have conformed to the specifications previously approved by the BATF, and that this nonconformity may have violated U.S. law. However, the Company has not been advised that it has been designated a target of the investigation, and it believes that its business has been conducted in accordance with applicable law. The Company cannot predict whether or to what extent it may be subject to fines or other penalties if it is found to have violated any such laws, however, the Company does not expect any such fines or other penalties, if any, to have a material adverse effect on the Company's financial condition or results of operations.

         The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. None of these routine legal proceedings are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the fourth quarter of Fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's Common Stock for each quarter during the past two fiscal years.


PERIOD                           HIGH               LOW
------                           ----               ---

Fiscal 2000
   First quarter              $   9.28          $   8.69
   Second quarter                 9.13              8.00
   Third quarter                  9.13              7.88
   Fourth quarter                 8.19              7.25
Fiscal 2001
   First quarter                  7.19              5.38
   Second quarter                 9.95              6.94
   Third quarter                  9.05              7.80
   Fourth quarter                 9.15              7.70

         The number of stockholders of record as of December 7, 2001 was 46. In addition, based upon a list of non-objecting beneficial owners, there were at least 583 beneficial owners at January 19, 2001.

         No dividends were paid to stockholders during Fiscal 2000 and Fiscal 2001. The Company intends to continue to retain earnings for use in its business and therefore does not anticipate declaring or paying cash dividends in the forseeable future. The payment of cash dividends would also require the consent of the Company's lender. Also, see "Financial Liquidity and Capital Resources," included in Item 7.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the Company's audited consolidated financial statements. These data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                               ------------------------
                                                             2001          2000          1999          1998          1997
                                                          ----------    ----------    ----------    ----------    ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                                                 $   99,771    $   92,987    $   76,733    $   75,096    $   77,938
Cost of goods sold                                            67,688        64,117        53,000        53,006        56,493
                                                          ----------    ----------    ----------    ----------    ----------
Gross profit                                                  32,083        28,870        23,733        22,090        21,445
Selling, general and administrative expenses                  20,671        17,885        15,023        13,937        13,126
                                                          ----------    ----------    ----------    ----------    ----------
Operating income                                              11,412        10,985         8,710         8,153         8,319
Other income (expense):
   Interest income                                               864           901           715           655           840
   Interest expense                                           (4,756)       (5,004)       (3,608)       (3,946)       (4,146)
   Other, net                                                    244          (178)          181           660           931
                                                          ----------    ----------    ----------    ----------    ----------
Income before income taxes and extraordinary item              7,764         6,706         5,998         5,522         5,944
Income tax expense                                             1,561         1,649         1,458           808         1,259
                                                          ----------    ----------    ----------    ----------    ----------
Income before extraordinary item                               6,203         5,057         4,540         4,714         4,685
Extraordinary item, net of income tax benefit                      -        (1,169)            -             -             -
                                                          ----------    ----------    ----------    ----------    ----------
Net income                                                $    6,203    $    3,888    $    4,540    $    4,714    $    4,685
                                                          ==========    ==========    ==========    ==========    ==========


Net income per share
  Basic
      Income before extraordinary item                    $     1.12    $     0.92    $     0.91    $     0.95    $     0.95
      Extraordinary item                                           -         (0.21)            -             -             -
                                                          ----------    ----------    ----------    ----------    ----------
        Net income                                        $     1.12    $     0.71    $     0.91    $     0.95    $     0.95
                                                          ==========    ==========    ==========    ==========    ==========


  Diluted
      Income before extraordinary item                    $     1.12    $     0.91    $     0.91    $     0.95    $     0.94
      Extraordinary item                                           -         (0.21)            -             -             -
                                                          ----------    ----------    ----------    ----------    ----------
        Net income                                        $     1.12    $     0.70    $     0.91    $     0.95    $     0.94
                                                          ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding
   Basic                                                       5,514         5,514         4,964         4,950         4,943
   Diluted                                                     5,527         5,550         4,982         4,985         4,966
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                           $   51,889    $   40,372    $   36,246    $   37,807    $   31,640
Total assets                                                 133,588       126,548        97,167        96,997        95,618
Short-term debt                                                4,000         8,000         6,000         1,888         2,938
Long-term debt                                                55,685        51,334        28,000        42,581        43,135
Stockholders' equity                                          61,221        54,841        51,193        41,004        36,290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations contains "forward-looking statements." See
"Introductory Note" on page 1.

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2001 compared to Fiscal 2000, and Fiscal 2000 compared to Fiscal 1999, and (ii) financial liquidity and capital resources for Fiscal 2001. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 7 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages are based on actual amounts without rounding.

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

         The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                                                YEAR ENDED SEPTEMBER 30,
                                                                ------------------------
                                                             2001         2000         1999
                                                            ------       ------       ------
Net sales                                                    100.0%       100.0%       100.0%
Cost of goods sold                                            67.8         69.0         69.1
                                                            ------       ------       ------
Gross margin                                                  32.2         31.0         30.9
Selling, general and administrative expenses                  20.7         19.2         19.5
                                                            ------       ------       ------
Operating income                                              11.5         11.8         11.4
Other income (expense), net                                   (3.7)        (4.6)        (3.6)
                                                            ------       ------       ------
Income before income taxes and extraordinary item              7.8          7.2          7.8
Income tax expense                                            (1.6)        (1.8)         1.9
                                                            ------       ------       ------
Income before extraordinary item                               6.2          5.4          5.9
Extraordinary item                                               -         (1.2)           -
                                                            ------       ------       ------
Net income                                                     6.2%         4.2%         5.9%
                                                            ======       ======       ======


                                        YEAR ENDED SEPTEMBER 30,               % CHANGE
                                        ------------------------       -------------------------
                                     2001         2000         1999        01/00         00/99
                                   --------     --------     --------     --------      --------
NET SALES (IN THOUSANDS)
Bulk alcohol products              $ 39,727     $ 37,457     $ 33,522          6.1          11.7
Premium branded spirits              18,547       16,119       12,126         15.1          32.9
Bottling operations                  20,644       16,823       17,778         22.7          (5.4)
Vinegar and cooking wine             20,853       20,477       11,029          1.8          85.7
Corporate operations and other            -        2,111        2,278       (100.0)         (7.3)
                                   --------     --------     --------
                                   $ 99,771     $ 92,987     $ 76,733          7.3          21.2
                                   ========     ========     ========

The following table provides unit sales volume data for certain Company products.

                                                       YEAR ENDED SEPTEMBER 30,                % CHANGE
                                                       ------------------------       -------------------------
                                                    2001         2000         1999        01/00         00/99
                                                  --------     --------     --------     --------      --------
                                                        (IN THOUSANDS)
Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus brandy                                   1,450        1,446        1,459          0.3          (0.9)
     Citrus spirits                                    560          621        1,347         (9.9)        (53.9)
     Rum                                             4,672        4,557        4,542          2.5          (0.3)
     Cane spirits                                      581          531          551          9.5          (3.7)
   Fortified citrus wine, in gallons                11,736       10,999        6,912          6.7          59.1
Premium branded spirits, in cases                      355          289          243         22.9          18.9
Bottling operations, in cases                        6,346        4,342        4,423         46.2          (1.8)
Vinegar
   Bulk, in 100 grain gallons                        6,217        5,175        4,757         20.1           8.8
   Cases                                               671          612          514          9.6          19.2
   Drums, in 100 grain gallons                       1,143        1,510          964        (24.3)         56.6
Cooking Wine
   Bulk, in gallons                                  2,838        2,385           85         19.0       2,703.5
   Cases                                               750          692          221          8.3         212.8

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

         The size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix will therefore, cause gross margins to fluctuate. Certain aspects of the Company's business are also seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products from November to June, corresponding to the Florida citrus-harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

         Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

         NET SALES. Net sales were $99.8 million in 2001, an increase of 7.3% from net sales of $93.0 million in 2000.

         Net sales of bulk alcohol products were $39.7 million in 2001, an increase of 6.1% from net sales of $37.5 million in 2000. The increase resulted primarily from increased sales of wine products due to the Monarch Acquisition. Unit sales of citrus spirits decreased 9.9% and unit sales of wine products increased 6.7% in 2001 compared to 2000. These changes resulted from the Monarch Acquisition, as Monarch was a major purchaser of the Company's citrus spirits for use in producing fortified citrus wine.

         Net sales of premium branded spirits were $18.5 million in 2001, an increase of 15.1% from net sales of $16.1 million in 2000. This increase reflected the continued success of the Company's Cruzan Rums and Cruzan Flavored Rums. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 13.8% and 59.6%, respectively, in 2001 compared to 2000. The strong sales increases in Cruzan Rums and Cruzan Flavored Rums were offset by a large decrease in sales of Porfidio tequila. As of September 30, 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments of Porfidio will resume. During June 2001, Mexican regulatory authorities alleged that the Porfidio distillery violated certain regulations related to the sale of tequila and have prohibited the export of Porfidio tequila. The allegations have been denied by the Porfidio distillery. However, the decrease in sales of Porfidio tequila has not had, and is not expected to have, a material adverse effect on the Company's consolidated results of operations. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of the product to the Company in June 2001. Sales of the product amounted to $1.6 million in Fiscal 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. The Company cannot predict when or whether shipments of this product will resume. However, the decrease in sales of Antiqueno Aguardiente has not had, and is not expected to have, a material adverse effect on the Company's consolidated results of operations.

         Net sales of the Company's bottling operations were $20.6 million in 2001, an increase of 22.7% from net sales of $16.8 million in 2000. The unit volume of the Company's bottling operations increased 46.2% in 2001 as a result of a bottling contract with a new customer.

         Net sales of vinegar and cooking wine were $20.9 million in 2001, an increase of 1.8% from net sales of $20.5 million in 2000.

         GROSS PROFIT. Gross profit was $32.1 million in 2001, an increase of 11.1% from gross profit of $28.9 million in 2000. Gross margin increased to 32.2% in 2001 from 31.0% in 2000. The increase in gross margin was primarily attributable to a change in product mix as a result of the Monarch Acquisition. This increase was partially offset by a charge relating to inventory valuation to more accurately reflect the value of certain slow-moving case goods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $20.7 million in 2001, an increase of 15.6% from $17.9 million in 2000. The increase was primarily attributable to (1) increased selling, administrative and marketing expenses related to the Company's premium branded spirits business, and (2) increased amortization expense.

         OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000 and the percent change for the periods.

                                            YEAR ENDED SEPTEMBER 30,
                                            ------------------------
                                               2001          2000      % CHANGE
                                             --------      --------      --------
                                                  (IN THOUSANDS)
Bulk Alcohol Products                        $ 12,781      $ 13,696          (6.7)
Premium Branded Spirits                          (840)          120             -
Bottling Operations                               221        (1,022)            -
Vinegar and Cooking Wine                        4,739         3,673          29.0
Corporate Operations and Other                 (5,489)       (5,482)         (0.1)
                                             ----------------------
                                             $ 11,412      $ 10,985           3.9
                                             ======================

As a result of the above factors, operating income was $11.4 million in 2001, an increase of 3.9% over operating income of $11.0 million in 2000.

         The Company's premium branded spirits segment experienced an operating loss of $840,000 in 2001 compared to operating income of $120,000 in 2000. The operating loss reflected the Company's continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses, as well as the decrease in sales of Porfidio tequila discussed above.

         The Company's bottling operations segment reported operating income of $221,000 in 2001 compared to an operating loss of $1,022,000 in 2000. The swing to profitability reflected volume increases as a result of a new major bottling contract.

         INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable. The decrease in interest income in 2001 was attributable to lower interest rates and lower average amounts of cash, short-term investments and notes receivable outstanding compared to 2000.

         INTEREST EXPENSE. Interest expense was $4.8 million in 2001 and $5.0 million in 2000. The decrease in interest expense was due to lower interest rates during 2001 compared to 2000.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 20.1% in 2001 and 24.6% in 2000. The low tax rate was attributable to the Company's Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through September 2020 (see Note 9 to the Consolidated Financial Statements). In addition, in 2001 the Company benefited from the new Extraterritorial Income Exclusion Credit.

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

                                        YEAR ENDED
                                       SEPTEMBER 30,
                                   ----------------------
                                     2000          1999        % CHANGE
                                   --------      --------      --------
                                       (IN THOUSANDS)
Bulk alcohol products              $ 13,696      $ 12,346          10.9
Premium branded spirits                 120          (523)        123.0
Bottling operations                  (1,022)          125        (914.7)
Vinegar and cooking wine              3,673         1,922          91.1
Corporate operations and other       (5,482)       (5,160)         (6.3)
                                   --------      --------
                                   $ 10,985      $  8,710          26.1
                                   ========      ========

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

         INCOME TAX EXPENSE. The Company's effective income tax rate was 24.6% in 2000 and 24.3% in 1999. The low tax rate is attributable to the Company's Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes (see Note 9 to the Company's consolidated financial statements).


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and the subsequent receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's borrowings on its line of credit vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. The Company must manufacture and build inventory while raw materials are available due to the short life of the citrus molasses it purchases. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest from April through October. Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2001 was $9.5 million, which resulted from $11.9 million in net income adjusted for noncash items, less $2.4 million representing the net change in operating assets and liabilities.

INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2001 was $7.3 million, which resulted primarily from capital expenditures. The Company's capital expenditures were $6.6 million in 2001 and $5.8 million in 2000. The increase in capital expenditures was primarily attributable to increasing the Company's wine production capacity, vinegar production capacity and warehouse storage capacity.

         Net cash provided by financing activities in 2001 was $.1 million, which resulted primarily from a $6.5 million increase in borrowings under the revolving credit facility, offset by $6.1 million of payments on long-term debt.

         In October 2001, the Company's previous long-term debt and line of credit were replaced with a $70 million credit agreement between the Company and a syndicate of lenders. The new credit agreement consists of (1) a $30 million revolving credit facility which expires in October 2004, and (2) a term loan with an initial amount of $40 million which matures on September 30, 2006. Borrowings under the revolving credit facility were $19 million at September 30, 2001. See Note 8 to the Company's consolidated financial statements for additional information related to the Company's long-term debt.

         The Company's bank debt was $59.0 million as of September 30, 2001, and its ratio of total debt to equity was 1.2 to 1.

         The Company's share of the undistributed earnings of its Bahamian and Virgin Islands subsidiaries was approximately $8.4 million and $25.1 million, respectively, as of September 30, 2001. No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely. See Note 9 to the Company's consolidated financial statements for additional information on income taxes related to these subsidiaries.

         Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ( SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company intends to adopt SFAS 142 effective October 1, 2001. The Company has not completed its assessment of the effect of SFAS 142.

EFFECTS OF INFLATION AND CHANGING PRICES

         The Company uses natural gas in its distilling operations and during the first two quarters of Fiscal 2001, experienced significant increases in its energy costs. During the third and fourth quarters, energy costs moderated. Where competitively feasible, management has increased selling prices to offset the effects of energy cost increases, but the Company may not be able to recover all energy cost increases.

         Except as noted above, the Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                               Market Risk Analysis
                                                                September 30, 2001
                                                               Expected Maturity Date
                           ------------------------------------------------------------------------------------------------------
                               2002        2003          2004         2005          2006     Thereafter    Total       Fair Value
                           -----------  -----------  -----------  ------------  ------------ ---------- ------------  -----------
Assets
  Notes receivable:
    Fixed rate             $    72,973  $    79,099  $    85,741  $     85,741  $     92,942  $  320,262  $    736,758  $   819,620
   Average interest rate          8.11%        7.16%        7.16%         7.17%         7.17%       7.18%         7.32%           -

Liabilities
  Long-term debt:
    Variable rate          $ 4,000,000  $ 4,000,000  $ 4,000,000  $ 23,000,000  $ 24,684,549  $        -  $ 59,684,549  $59,684,549
    Average interest rate         6.00%        6.00%        6.00%         6.00%         6.00%       6.00%         6.00%           -

         The Company carries certain variable rate debt and thus is exposed to the impact of interest rate changes. The table above summarizes the Company's market risk associated with debt obligations as of September 30, 2001.

         In the event of an adverse change in interest rates, management would likely take certain actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the table above assumes no such actions.

         The Company had no financial instruments or derivative financial instruments held for trading purposes as of September 30, 2001.

         See Note 8 to the Company's consolidated financial statements for additional information related to Company's financing arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedules of the Company and its subsidiaries, and the report of independent auditors, are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 2002 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 2002 annual stockholders' meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 2002 annual stockholders' meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 2002 annual stockholders' meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         See "Index to Financial Statements and Financial Statement Schedules".

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of Fiscal 2001.

(c)      Exhibits

         See "Index to Exhibits".

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 13th day of December, 2001.

                                          TODHUNTER INTERNATIONAL, INC.
                                          By:  /s/A. Kenneth Pincourt, Jr.
                                             -----------------------------
                                          A. Kenneth Pincourt, Jr., Chairman of
                                           the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /s/ A. Kenneth Pincourt, Jr.               Chairman of the Board
         ---------------------------------         and Chief Executive Officer              December 13, 2001
             A. Kenneth Pincourt, Jr.             (Principal Executive Officer)

                 /s/ Troy Edwards             Treasurer and Chief Financial Officer         December 13, 2001
         ---------------------------------            (Principal Financial
                   Troy Edwards                      and Accounting Officer)

               /s/ Godfrey D. Bain                          Director                        December 13, 2001
         ---------------------------------
                 Godfrey D. Bain

               /s/ Donald L. Kasun                          Director                        December 13, 2001
         ---------------------------------
                 Donald L. Kasun

                /s/ Jay S. Maltby                           Director                        December 13, 2001
         ---------------------------------
                  Jay S. Maltby

              /s/ Edward F. McDonnell                       Director                        December 13, 2001
         ---------------------------------
               Edward F. McDonnell

               /s/ K. Ian McLachlan                         Director                        December 13, 2001
         ---------------------------------
                 K. Ian McLachlan

              /s/ D. Chris Mitchell                         Director                        December 13, 2001
         ---------------------------------
                D. Chris Mitchell

              /s/ Leonard G. Rogers                         Director                        December 13, 2001
         ---------------------------------
                Leonard G. Rogers

               /s/ Thomas A. Valdes                         Director                        December 13, 2001
         ---------------------------------
                 Thomas A. Valdes

                          TODHUNTER INTERNATIONAL, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                               ----
a)   Financial Statements

     Independent Auditor's Report                                                                               20

     Consolidated balance sheets as of September 30, 2001 and 2000                                              21

     Consolidated statements of income for the years ended September 30, 2001, 2000 and 1999                    23

     Consolidated statements of stockholders' equity for the years ended September 30, 2001, 2000 and 1999      24

     Consolidated statements of cash flows for the years ended September 30, 2001, 2000 and 1999                26

     Notes to consolidated financial statements                                                                 29

b)   Financial Statement Schedule

     Independent Auditor's Report                                                                               47

     Schedule II Valuation and Qualifying Accounts                                                              48

        All other schedules have been omitted as not required, not applicable, or not deemed material or because the information is included in the notes to the Registrant's consolidated finanical statements.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Todhunter International, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 16, 2001

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000


ASSETS                                                          2001             2000
                                                            ------------     ------------
Current Assets
Cash and cash equivalents                                   $  5,624,029     $  3,245,866
Short-term investments                                         8,533,851        4,843,348
Trade receivables                                             14,719,578       15,296,445
Other receivables                                              3,058,471        2,932,531
Inventories                                                   27,483,329       23,529,578
Notes receivable, current maturities                              72,973        1,378,380
Deferred income taxes                                          1,544,000        1,131,000
Other current assets                                           2,348,135        3,082,184
                                                            ------------     ------------
TOTAL CURRENT ASSETS                                          63,384,366       55,439,332

Investments in and Advances to Equity Investees                1,729,103        1,067,805

Notes Receivable, less current maturities                        663,785        2,973,984

Note Receivable From Affiliate, less current maturities        3,560,923        3,447,928

Property and Equipment, less accumulated depreciation
  2001 $43,729,941; 2000 $39,268,253                          41,468,262       39,688,807

Goodwill, less accumulated amortization
  2001 $3,096,464; 2000 $1,801,134                            20,524,404       21,819,734

Other Assets                                                   2,257,321        2,110,858
                                                            ------------     ------------




                                                            $133,588,164     $126,548,448
                                                            ============     ============


See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                           2001                2000
                                                          --------------      --------------
Current Liabilities
Current maturities of long-term debt                      $    4,000,000      $    8,000,000

Accounts payable                                               5,169,242           5,076,380

Accrued expenses                                               2,325,704           1,991,427
                                                          --------------      --------------

     TOTAL CURRENT LIABILITIES                                11,494,946          15,067,807

Long-Term Debt, less current maturities                       55,684,549          51,334,224

Deferred Income Taxes                                          3,874,000           4,122,000

Other Liabilities                                              1,314,036           1,183,854
                                                          --------------      --------------
                                                              72,367,531          71,707,885
                                                          --------------      --------------
Commitments

Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized
    2,500,000 shares, no shares issued                                 -                   -
  Common stock, par value $.01 per share; authorized
    10,000,000 shares; issued 5,612,934 shares                    56,129              56,129
  Additional paid-in capital                                  18,326,014          18,326,014
  Retained earnings                                           43,639,270          37,436,700
  Accumulated other comprehensive loss                           (63,000)           (240,500)
                                                          --------------      --------------
                                                              61,958,413          55,578,343
  Less cost of 99,200 shares of treasury stock                  (737,780)           (737,780)
                                                          --------------      --------------
                                                              61,220,633          54,840,563
                                                          --------------      --------------
                                                          $  133,588,164      $  126,548,448
                                                          ==============      ==============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                       2001                2000                1999
                                                  --------------      --------------      --------------
Sales                                             $  129,553,185      $  123,999,796      $  114,196,882
  Less excise taxes                                   29,782,588          31,013,099          37,463,735
                                                  --------------      --------------      --------------
     NET SALES                                        99,770,597          92,986,697          76,733,147
Cost of Goods Sold                                    67,687,409          64,116,593          53,000,012
                                                  --------------      --------------      --------------
     GROSS PROFIT                                     32,083,188          28,870,104          23,733,135
Selling, general and administrative expenses          20,671,514          17,884,628          15,022,979
                                                  --------------      --------------      --------------
OPERATING INCOME                                      11,411,674          10,985,476           8,710,156
                                                  --------------      --------------      --------------
Other Income (Expense):
  Interest income                                        863,927             901,285             715,055
  Interest expense                                    (4,755,849)         (5,003,628)         (3,607,706)
  Equity in losses of equity investees                   (10,562)           (297,329)           (357,145)
  Other, net                                             254,432             119,833             537,248
                                                  --------------      --------------      --------------
                                                      (3,648,052)         (4,279,839)         (2,712,548)
                                                  --------------      --------------      --------------
     INCOME BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEM                          7,763,622           6,705,637           5,997,608
                                                  --------------      --------------      --------------
Income Tax Expense (Benefit):
  Current                                              2,222,052           2,073,878           1,715,672
  Deferred                                              (661,000)           (425,000)           (258,000)
                                                  --------------      --------------      --------------
                                                       1,561,052           1,648,878           1,457,672
                                                  --------------      --------------      --------------
     INCOME BEFORE EXTRAORDINARY ITEM                  6,202,570           5,056,759           4,539,936
Extraordinary Item - early extinguishment of
  debt, net of income tax benefit of $382,075                  -           1,168,790                   -
                                                  --------------      --------------      --------------
     NET INCOME                                   $    6,202,570      $    3,887,969      $    4,539,936
Net Income Per Common Share:
  Basic:
    Income before extraordinary item              $         1.12      $         0.92      $         0.91
    Extraordinary item                                         -               (0.21)                  -
                                                  --------------      --------------      --------------
                                                  $         1.12      $         0.71      $         0.91
                                                  ==============      ==============      ==============
  Diluted:
    Income before extraordinary item              $         1.12      $         0.91      $         0.91
    Extraordinary item                                         -               (0.21)                  -
                                                  --------------      --------------      --------------
                                                  $         1.12      $         0.70      $         0.91
                                                  ==============      ==============      ==============
Common Shares and Equivalents Outstanding:
  Basic                                                5,513,734           5,513,734           4,963,760
                                                  ==============      ==============      ==============
  Diluted                                              5,527,410           5,550,216           4,981,579
                                                  ==============      ==============      ==============


See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                               Common Stock
                                                       ----------------------------    Additional
                                                          Shares                         Paid-in
                                                          Issued          Amount         Capital
                                                       ------------    ------------    ------------
Balance, October 1, 1998                                  4,949,714    $     49,498    $ 11,945,776
  Issuance of common stock                                  663,220           6,631       6,380,238
  Shares acquired for treasury stock                              -               -               -
  Net income                                                      -               -               -
                                                       ------------    ------------    ------------
Balance, September 30, 1999                               5,612,934          56,129      18,326,014
  Net income                                                      -               -               -
  Unrealized loss on interest rate cap                            -               -               -
                                                       ------------    ------------    ------------
Balance, September 30, 2000                               5,612,934          56,129      18,326,014
  Net income                                                      -               -               -
  Net unrealized income on interest rate cap,
    Net of reclassification adjustment (see below)                -               -               -
                                                       ------------    ------------    ------------
Balance, September 30, 2001                               5,612,934    $     56,129    $ 18,326,014
                                                       ============    ============    ============

Reclassification adjustment:
  Unrealized loss arising during the year
  Less reclassification adjustment for losses
    included in net income
  Net unrealized income on interest rate cap


See Notes to Consolidated Financial Statements.

                          Accumulated              Treasury Stock
                             Other          -----------------------------          Total             Total
           Retained       Comprehensive        Shares                          Stockholders'     Comprehensive
           Earnings       Income (Loss)       Acquired          Amount            Equity            Income
         ------------     ------------      ------------     ------------      ------------      ------------

         $ 29,008,795     $          -                 -     $          -      $ 41,004,069      $          -
                    -                -                 -                -         6,386,869                 -
                    -                -            99,200         (737,780)         (737,780)                -
            4,539,936                -                 -                -         4,539,936      $  4,539,936
         ------------     ------------      ------------     ------------      ------------      ------------
           33,548,731                -            99,200         (737,780)       51,193,094                 -
            3,887,969                -                 -                -         3,887,969         3,887,969
                    -         (240,500)                -                -          (240,500)         (240,500)
         ------------     ------------      ------------     ------------      ------------      ------------
           37,436,700         (240,500)           99,200         (737,780)       54,840,563      $  3,647,469
            6,202,570                -                 -                -         6,202,570         6,202,570

                    -          177,500                 -                -           177,500           177,500
         ------------     ------------      ------------     ------------      ------------      ------------
         $ 43,639,270     $    (63,000)           99,200     $   (737,780)     $ 61,220,633      $  6,380,070
         ============     ============      ============     ============      ============      ============


                          $     (9,500)

                               187,000
                          ------------
                          $    177,500
                          ============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Cash Flows From Operating Activities
  Net income                                           $  6,202,570      $  3,887,969      $  4,539,936
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                          4,709,087         4,447,504         4,352,708
    Amortization                                          1,626,371         1,237,777            99,146
    Equity in losses of equity investees                     10,562           297,329           357,145
    Deferred income taxes                                  (661,000)         (425,000)         (258,000)
    Other                                                     3,191            35,952          (168,259)
    Changes in assets and liabilities, net of
      effects of purchases and sales
      (Increase) decrease in:
        Receivables                                         450,927        (1,911,422)         (617,205)
        Inventories                                      (3,953,751)       (1,023,212)          411,690
        Other assets                                        734,049        (1,207,133)         (899,480)
      Increase (decrease) in:
        Accounts payable                                     92,862          (139,552)          999,698
        Accrued expenses                                    334,277          (920,201)         (407,726)
        Other liabilities                                   130,182           111,892           198,296
                                                       ------------      ------------      ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           9,679,327         4,391,903         8,607,949
                                                       ------------      ------------      ------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment              142,966            63,797           359,228
  Principal payments received on notes receivable         3,511,911         1,790,095         1,968,168
  Purchase of property and equipment                     (6,634,699)       (5,827,694)       (2,577,396)
  Disbursements for notes receivable                         (9,300)         (342,019)       (1,113,666)
  Purchase of short-term investments                     (8,533,851)       (4,843,348)       (2,547,365)
  Redemption of short-term investments                    4,843,348         2,547,365                 -
  Purchase of Monarch Wine Company                                -       (23,761,906)                -
  Purchase of minority interest in subsidiary              (671,860)         (100,000)                -
  Other                                                     (72,503)         (409,419)         (240,628)
                                                       ------------      ------------      ------------
      NET CASH USED IN INVESTING ACTIVITIES              (7,423,988)      (30,883,129)       (4,151,659)
                                                       ------------      ------------      ------------

                (Continued)



                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Cash Flows From Financing Activities
  Net borrowings (payments) under line of
     credit arrangements                               $  6,487,019      $  8,512,981      $ (6,330,944)
  Proceeds from issuance of common stock                          -                 -         6,386,869
  Purchase of interest rate cap                                   -          (250,000)                -
  Disbursements for loan costs                             (227,501)         (612,450)                -
  Proceeds from long-term borrowings                              -        56,947,037                 -
  Purchase of common stock for treasury                           -                 -          (737,780)
  Principal payments on long-term borrowings             (6,136,694)      (40,125,794)       (4,138,133)
                                                       ------------      ------------      ------------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                  122,824        24,471,774        (4,819,988)

      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                2,378,163        (2,019,452)         (363,698)

Cash and Cash Equivalents:
  Beginning                                               3,245,866         5,265,318         5,629,016
                                                       ------------      ------------      ------------
  Ending                                               $  5,624,029      $  3,245,866      $  5,265,318
                                                       ============      ============      ============

Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:
    Interest                                           $  4,812,818      $  6,158,135      $  3,607,706
                                                       ============      ============      ============

    Income taxes                                       $  2,465,758      $  1,407,187      $  1,842,737
                                                       ============      ============      ============

Supplemental Schedule of Noncash Investing
  and Financing Activities
  Notes receivable received in exchange for
    sale of other assets                               $          -      $          -      $    850,000
                                                       ============      ============      ============

                                   (Continued)



                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Supplemental Schedule of Noncash Investing
  and Financing Activities, continued
  Acquisition of Monarch Wine Company:
    Cash purchase price                                $          -      $ 23,761,906      $          -
                                                       ============      ============      ============

  Working capital acquired                             $          -      $  2,006,792      $          -
  Goodwill                                                        -        22,528,351                 -
  Operating lease on plant facility assumed,
    such facility was abandoned                                   -          (773,237)                -
                                                       ------------      ------------      ------------

                                                       $          -      $ 23,761,906      $          -
                                                       ============      ============      ============

    Sale of Bahamian operations:
      Notes receivable exchanged for assets            $          -      $  3,500,000      $          -
                                                       ============      ============      ============

      Accounts receivable                              $          -      $    215,033      $          -
      Inventory                                                   -         1,393,768                 -
      Property and equipment                                      -         1,469,600                 -
      Other current assets                                        -           121,775                 -
      Other assets                                                -           511,958                 -
      Other current liabilities assumed                           -          (133,296)                -
      Loss realized                                               -           (78,838)                -
                                                       ------------      ------------      ------------
                                                       $          -      $  3,500,000      $          -
                                                       ============      ============      ============

    Investment in Premier Wines & Spirits, Ltd.
      for note receivable                              $          -      $  1,000,000      $          -
                                                       ============      ============      ============


See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

OWNERSHIP: Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as a result of open market and private purchases, it beneficially owned shares, representing approximately 54% of the Company's common stock at September 30, 2001.

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

   ACCOUNTING ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   SHORT-TERM INVESTMENTS: The Company has investments in certificates of deposit, corporate bonds, and U. S. Government securities, which mature within one year of purchase. All of the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost.

   INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of depreciable assets. Estimated lives are as follows:

                                                              Years
                                                              -----
   Land improvements                                         3 to 20
   Buildings and                                             3 to 40
   Machinery and equipment                                   3 to 33


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

   AMORTIZATION: Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                                              Years
                                                              -----
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

   RECLASSIFICATIONS: Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

   RECENT PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS.

   SFAS 142 Supercedes APB Opinion No. 17, INTANGIBLE ASSETS, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. Due to the complexity of this new standard and its recent issuance, the Company is continuing to evaluate whether it will adopt SFAS 142 effective October 1, 2001.


NOTE 2.       INVENTORIES

The major components of inventories as of September 30, 2001 and 2000 are:

                                                 2001             2000
                                             ------------     ------------
Finished goods                               $ 16,879,276     $ 14,382,361
Work in process                                   598,648          928,486
Raw materials and supplies                     10,005,405        8,218,731
                                             ------------     ------------
                                             $ 27,483,329     $ 23,529,578
                                             ============     ============

NOTE 3.       NOTES RECEIVABLE


Notes receivable consist of the following as of September 30, 2001 and 2000:

                                                                    2001             2000
                                                                ------------     ------------
6% note, collateralized by general intangibles, mortgage
  and security agreement, monthly payments of $83,333
  plus interest through September 2001                          $          -     $    916,667
7% note, collateralized by property and equipment,
  monthly principal and interest payments of $47,202,
  paid in advance of terms                                                 -        2,631,918
8% note, collateralized by real property, monthly principal
  and interest payments of $10,313 through April 2009                701,897          766,659
Other                                                                 34,861           37,120
                                                                ------------     ------------
                                                                     736,758        4,352,364
Less current maturities                                               72,973        1,378,380
                                                                ------------     ------------
                                                                $    663,785     $  2,973,984
                                                                ============     ============


NOTE 4.       NOTES RECEIVABLE FROM AFFILIATE

The Company has an unsecured $3.5 million note receivable from British Fidelity Holdings Limited, an affiliate through common ownership. The note bears interest at 6% with principal and interest payments of $20,000 due monthly through July 2005, and the remaining balance of $3,305,560 due in August 2005. The Company has recorded $36,797 and $52,072 of the principal balance in other current assets for fiscal years 2001 and 2000 respectively. The note is guaranteed by British Fidelity Assurance, Ltd.


NOTE 5.       PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 2001 and 2000 are:

                                                      2001             2000
                                                  ------------     ------------
Land                                              $  4,640,086     $  4,640,086
Land improvements                                    1,378,005        1,290,395
Buildings and improvements                          17,190,201       15,468,356
Machinery and equipment                             61,989,911       57,558,223
                                                  ------------     ------------
                                                    85,198,203       78,957,060
Less accumulated depreciation                       43,729,941       39,268,253
                                                  ------------     ------------
                                                  $ 41,468,262     $ 39,688,807
                                                  ============     ============

NOTE 6.       OTHER ASSETS

Other assets, net of accumulated amortization, consist of the following as of September 30, 2001 and 2000:

                                  2001             2000
                              ------------     ------------
Trademarks                    $    915,248     $  1,065,448
Other                            1,342,073        1,045,410
                              ------------     ------------
                              $  2,257,321     $  2,110,858
                              ============     ============


NOTE 7.       ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2001 and 2000:

                                                      2001             2000
                                                  ------------     ------------
Accrued payroll and related expenses              $  1,645,788     $    983,413
Other                                                  679,916        1,008,014
                                                  ------------     ------------
                                                  $  2,325,704     $  1,991,427
                                                  ============     ============

NOTE 8.       FINANCING ARRANGEMENTS

Long-term debt consists of the following as of September 30, 2001 and 2000:

                                                                                              2001             2000
                                                                                          ------------     ------------
Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at September
   30, 2001 was 6%. Future minimum quarterly principal installments of
   $1,000,000 beginning December 31, 2001 through September 30, 2006 with any
   remaining balance due on September 30, 2006                                            $ 40,000,000     $ 50,000,000
Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at September
   30, 2001 was 6%. The revolving lines of credit terminate in October 2004                 19,000,000        8,512,981
Other                                                                                          684,549          821,243
                                                                                          ------------     ------------
                                                                                          $ 59,684,549       59,334,224
Less current maturities                                                                      4,000,000        8,000,000
                                                                                          ------------     ------------
                                                                                          $ 55,684,549     $ 51,334,224
                                                                                          ============     ============


     (i) In October 2001, the Company entered into a $70 million credit agreement, which consists of $40 million term loans and $30 million revolving loan facilities. The credit agreement is collateralized by principally all assets located in the United States of America. The new credit agreement replaced all borrowings under the previous finance agreements and increased the Company's borrowing capacity from $59 million, under the previous credit agreement to $70 million. The Company is restricted from paying dividends to stockholders. Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain a minimum fixed charge and interest coverage ratios among other financial covenants.
     (ii) In addition to the quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company's domestic operating profits as defined in the agreement.

In fiscal year 2000, the Company recognized an extraordinary loss of $1,168,790, net of an income tax benefit of $382,075 on its early extinguishment of debt.

Maturities of long-term debt as of September 30, 2001 are as follows:

Year Ending
September 30,                                              Amount
-------------                                           ------------
2002                                                    $  4,000,000
2003                                                       4,000,000
2004                                                       4,000,000
2005                                                      23,000,000
2006                                                      24,684,549
                                                        ------------
                                                        $ 59,684,549
                                                        ============

On January 14, 2000, the Company entered into an interest rate cap agreement. The agreement caps the applicable Eurodollar rate under the credit agreement at 7.5%. At September 30, 2001 the underlying applicable Eurodollar rate was 2.63%. The Company paid $250,000 for this cap, which has a term of two years. The notional amount of this agreement at September 30, 2001 was $44,000,000. For the year ended September 30, 2001, the Company has recorded unrealized income of $177,500 related to this agreement which has been reflected in the accumulated other comprehensive loss.

NOTE 9.       INCOME TAXES

Income tax expense before extraordinary item consists of the following for the years ended September 30, 2001, 2000 and 1999:

                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Current income tax expense (benefit):
  Federal                                              $  2,032,885      $  1,887,250      $  1,589,051
  State                                                     189,167           186,628           126,621
                                                       ------------      ------------      ------------
                                                          2,222,052         2,073,878         1,715,672
                                                       ------------      ------------      ------------
Deferred income tax expense (benefit):
  Federal                                                  (596,000)         (377,000)         (218,000)
  State                                                     (65,000)          (48,000)          (40,000)
                                                       ------------      ------------      ------------
                                                           (661,000)         (425,000)         (258,000)
                                                       ------------      ------------      ------------
Total income tax expense before extraordinary
  item                                                 $  1,561,052      $  1,648,878      $  1,457,672
                                                       ============      ============      ============


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2001 and 2000:

                                                                          2001             2000
                                                                      ------------     ------------
Deferred tax liabilities:
  Property and equipment, principally due
    to differences in depreciation                                    $  3,610,000     $  3,719,000
  Installment sale                                                               -          277,000
  Goodwill, principally due to differences in amortization                 264,000          126,000
                                                                      ------------     ------------
                                                                         3,874,000        4,122,000
                                                                      ------------     ------------
Deferred tax assets:
  Inventories, principally due to additional costs inventoried
    for tax purposes pursuant to the Tax Reform Act of 1986                854,000          850,000
  Differences related to anticipated future expenses and
    allowances                                                             499,000          136,000
  Deferred compensation                                                    191,000          145,000
                                                                      ------------     ------------
                                                                         1,544,000        1,131,000
                                                                      ------------     ------------
Net deferred income tax liability                                     $  2,330,000     $  2,991,000
                                                                      ============     ============


No valuation allowance has been recorded as of September 30, 2001 or 2000.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item as a result of the following for the years ended September 30, 2001, 2000 and 1999:

                                                                2001              2000              1999
                                                            ------------      ------------      ------------
Computed "expected" tax expense                             $  2,639,632      $  2,279,916      $  2,039,186
Nondeductible operating losses
  Bahamian subsidiary                                            141,288           189,374           158,632
Effect of income tax subsidy on earnings of
  Virgin Islands subsidiary                                   (1,090,153)       (1,040,427)       (1,070,253)
Nondeductible losses of equity investee                                -           101,092           121,429
Effect of extraterritorial deduction on income tax              (224,654)                -                 -
Effect of state taxes                                            161,316           115,678            83,570
Other                                                            (66,377)            3,245           125,108
                                                            ------------      ------------      ------------
Total income tax expense on income before
  extraordinary item                                        $  1,561,052      $  1,648,878      $  1,457,672
                                                            ============      ============      ============

Generally, the operating income of the Company's Bahamian subsidiary is not subject to United States income taxes as there are no income taxes in the Commonwealth of the Bahamas. The Company sold all of its remaining operating assets in the Bahamas in fiscal year 2000 for $3.5 million. Certain passive income of the Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2001, 2000 and 1999, respectively, is as follows:

                           2001         2000         1999
                         --------     --------     --------
Basic                    $   0.20     $   0.19     $   0.22
Diluted                      0.20         0.19         0.21


With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes, which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $8,400,000 and $21,500,000, respectively, as of September 30, 2001. The undistributed earnings of the Bahamian subsidiary have been reduced by any previously taxed income.

NOTE 10.       LEASES

The Company occupies office space under a non-cancelable operating lease which expires in 2006. Initial base rent was $32,199 through 2000 and increased to $33,036 monthly, thereafter. The lease contains two renewal options of five years each.

Future minimum lease payments under this non-cancelable operating lease as of September 30, 2001 is as follows:

Year Ending
September 30,                                        Amount
-------------                                     ------------
2002                                              $    396,437
2003                                                   396,437
2004                                                   396,437
2005                                                   396,437
2006                                                   396,437
                                                  ------------
                                                  $  1,982,185
                                                  ============

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $400,538, $309,832 and $303,770 for the years ended September 30, 2001, 2000 and 1999, respectively.


NOTE 11.      STOCK OPTIONS

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% of the fair market value of the Company's common stock on the date of grant for nonqualified options or 100% of such fair market value for qualified stock options. As of September 30, 2001, 1,400,000 shares are reserved for issuance under the option plan. Options granted have vesting periods ranging from 3 to 5 years. During the year ended September 30, 1999, the Company received a total of $78,000 upon the exercise of stock options for 13,000 shares. There were no stock options exercised during the years ended September 30, 2001 and 2000.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                             2001               2000               1999
                                                       --------------     --------------     --------------
Net income, as reported                                $    6,202,570     $    3,887,969     $    4,539,936
Net income, pro forma                                       5,935,684          3,442,853          4,364,707
Earnings per common share, as reported (Basic)                   1.12               0.71               0.91
Earnings per common share, as reported (Diluted)                 1.12               0.70               0.91
Earnings per common share, pro forma (Basic)                     1.08               0.62               0.88
Earnings per common share, pro forma (Diluted)                   1.07               0.62               0.88


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

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30, 2001, 2000 and 1999 follows:


                                          2001                              2000                              1999
                              -----------------------------     -----------------------------     ------------------------------
                                                WEIGHTED                           Weighted                           Weighted
                                 NUMBER          AVERAGE          Number           Average          Number            Average
                                   OF           EXERCISE            of             Exercise           of              Exercise
                                OPTIONS           PRICE           Options           Price           Options            Price
                              ------------     ------------     ------------     ------------     ------------      ------------
Outstanding,                       599,000     $       8.43          599,000     $       8.43          352,000      $       9.45
  beginning of year
  Granted                                -                -                -                -          335,000              8.13
  Exercised                              -                -                -                -          (13,000)             6.00
  Forfeited                              -                -                -                -          (75,000)            12.25
                              ============     ============     ============     ============     ============      ============
Outstanding,
  end of year year                 599,000     $       8.43          599,000     $       8.43          599,000      $       8.43
                              ============     ============     ============     ============     ============      ============
Exercisable,
  end of year                      398,000     $       8.59          311,000     $       8.65          206,500      $       8.83
                              ============     ============     ============     ============     ============      ============

The following table summarizes information about the stock options at September 30, 2001:

                                   NUMBER                        NUMBER
                                OUTSTANDING AT                EXERCISABLE AT
                                SEPTEMBER 30,                  SEPTEMBER 30,           EXPIRATION
EXERCISE PRICE                      2001                           2001                   DATE
--------------                  ------------                   ------------            ------------

$6.0000                               56,500                         56,500          November 2002
12.2500                               60,000                         60,000          April 2004
8.1250                                87,500                         87,500          February 2006
9.0625                                60,000                         60,000          May 2008
8.1250                               335,000                        134,000          December 2008
                                ------------                   ------------
                                     599,000                        398,000
                                ============                   ============


The exercise price of options granted has been made at grant date fair value.


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

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company's operating segments for the years ended September 30, 2001, 2000 and 1999 are as follows:

(in thousands)                                   2001              2000              1999
                                             ------------      ------------      ------------
Net Sales
  Bulk Alcohol Products                      $     39,727      $     37,457      $     33,522
  Premium Branded Spirits                          18,547            16,119            12,126
  Bottling Operations                              20,644            16,823            17,778
  Vinegar and Cooking Wine                         20,853            20,477            11,029
  Corporate Operations and Other                        -             2,111             2,278
                                             ------------      ------------      ------------
                                             $     99,771      $     92,987      $     76,733
                                             ============      ============      ============
Operating Income (Loss)
  Bulk Alcohol Products                      $     12,781      $     13,696      $     12,346
  Premium Branded Spirits                            (840)              120              (523)
  Bottling Operations                                 221            (1,022)              125
  Vinegar and Cooking Wine                          4,739             3,673             1,922
  Corporate Operations and Other                   (5,489)           (5,482)           (5,160)
                                             ------------      ------------      ------------
                                             $     11,412      $     10,985      $      8,710
                                             ============      ============      ============
Identifiable Assets
  Bulk Alcohol Products                      $     68,235      $     62,969      $     44,355
  Premium Branded Spirits                           8,902             7,764             4,920
  Bottling Operations                              24,107            22,239            24,070
  Vinegar and Cooking Wine                         21,010            21,152             6,620
  Corporate Operations and Other                   11,334            12,424            17,202
                                             ------------      ------------      ------------
                                             $    133,588      $    126,548      $     97,167
                                             ============      ============      ============
Depreciation and Amortization
  Bulk Alcohol Products                      $      3,229      $      2,845      $      2,205
  Premium Branded Spirits                             271               104               101
  Bottling Operations                               1,471             1,474             1,502
  Vinegar and Cooking Wine                          1,140               928               328
  Corporate Operations and Other                      224               334               316
                                             ------------      ------------      ------------
                                             $      6,335      $      5,685      $      4,452
                                             ============      ============      ============
Capital Expenditures
  Bulk Alcohol Products                      $      3,328      $      3,964      $      1,497
  Premium Branded Spirits                             205                68               180
  Bottling Operations                               2,481               857               601
  Vinegar and Cooking Wine                            549               754               212
  Corporate Operations and Other                       72               185                87
                                             ------------      ------------      ------------
                                             $      6,635      $      5,828      $      2,577
                                             ============      ============      ============

Sales and operating income for the years ended September 30, 2001, 2000, and 1999 and identifiable assets as of the end of each period classified by geographic area, were as follows:

                                                     U.S. VIRGIN
                                                     ISLANDS AND
                                   UNITED STATES     THE BAHAMAS     CONSOLIDATED
                                   ------------     ------------     ------------
September 30, 2001:
  Net sales                        $ 87,489,403     $ 12,281,194     $ 99,770,597
  Operating income                    7,382,575        4,029,099       11,411,674
  Identifiable assets                93,712,629       39,875,535      133,588,164
September 30, 2000:
  Net sales                        $ 79,405,802     $ 13,580,895     $ 92,986,697
  Operating income                    7,731,387        3,254,089       10,985,476
  Identifiable assets                89,271,882       37,273,566      126,545,448
September 30, 1999:
  Net sales                        $ 63,746,499     $ 12,986,648     $ 76,733,147
  Operating income                    5,638,014        3,072,142        8,710,156
  Identifiable assets                65,276,033       31,891,213       97,167,246


Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $6,400,000, $5,700,000 and $4,400,000 for the years ended September 30, 2001, 2000 and 1999.


NOTE 13.      PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all United States employees. On January 31, 2000, the Plan Trustees approved the modification of the then existing plan. Effective January 1, 2000, the plan was restated as a discretionary 401(k) Profit Sharing Plan and has been renamed the Todhunter International, Inc. Compensation Deferral Plan (the "restated plan"). Under the restated plan, participants may make elective contributions to the restated plan in amounts up to 15% of their eligible compensation. Participants are immediately vested in any elective contributions and its related earnings, if any. Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets. The Company contributed approximately $915,998, $644,749 and $644,022 to the plan for the years ended September 30, 2001 2000 and 1999, respectively.

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

NOTE 14.      INVESTMENT IN PREMIER WINES & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., ("Premier"), a wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $1,946,000, $2,069,000 and $1,808,000 for the years ended September 30, 2001, 2000 and 1999, respectively. Included in trade receivables is approximately $416,000 and $709,000 as of September 30, 2001 and 2000, respectively, related to these sales. The Company has outstanding advances to Premier of $587,019 and $437,019 as of September 30, 2001 and 2000, respectively, which are included in investments in and advances to equity investees. These advances are unsecured and bear interest at 8.5%. Interest payments are due monthly or on demand in accordance with the terms of the agreement. Principal is payable on demand.

NOTE 15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amounts approximate fair values as of September 30, 2001 and 2000 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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


                                                    Carrying Amount                     Fair Value
                                             -----------------------------     -----------------------------
                                                 2001             2000             2001             2000
                                             ------------     ------------     ------------     ------------
Financial assets:
  Notes receivable, including
    note receivable from affiliate           $  4,187,432     $  7,852,364     $  4,270,294     $  7,793,310
Interest rate cap                            $          -     $      9,500     $          -     $      9,500
Financial liabilities:
  Long-term debt                             $ 59,684,549     $ 59,334,224     $ 59,684,549     $ 59,334,224

NOTE 16.      NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                                            2001               2000                1999
                                                       --------------     --------------      --------------
Net income                                             $    6,202,570     $    3,887,969      $    4,539,936
                                                       ==============     ==============      ==============
Determination of shares:
Weighted average number of common
  shares outstanding                                   $    5,513,734     $    5,513,734      $    4,963,760
Shares issuable on exercise of stock options,
  net of shares assumed to be repurchased                      13,676             36,482              17,819
                                                       --------------     --------------      --------------
Average common shares outstanding for
  diluted computation                                  $    5,527,410     $    5,550,216      $    4,981,579
                                                       ==============     ==============      ==============
Net income per common share:
  Basic:
    Income before extraordinary item                   $         1.12     $         0.92      $         0.91
    Extraordinary item                                              -              (0.21)                  -
                                                       --------------     --------------      --------------
    Net income                                         $         1.12     $         0.71      $         0.91
                                                       ==============     ==============      ==============
  Diluted:
    Income before extraordinary item                   $         1.12     $         0.91      $         0.91
    Extraordinary item                                              -              (0.21)                  -
                                                       --------------     --------------      --------------
    Net income                                         $         1.12     $         0.70      $         0.91
                                                       ==============     ==============      ==============

NOTE 17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                                        First        Second        Third         Fourth
--------                                     --------      --------      --------      --------
                                            (In thousands, except per share and gross margin data)
2001:
  Net sales                                  $ 22,263      $ 25,474      $ 26,093      $ 25,941
  Gross profit                                  7,691         7,777         8,928         7,687
  Gross margin                                   34.5%         30.5%         34.2%         29.6%
  Net income                                    1,244         1,487         1,919         1,553
  Net income per share:
    Basic                                        0.23          0.27          0.35          0.27
    Diluted                                      0.23          0.27          0.35          0.27

2000:
  Net sales                                  $ 20,462      $ 23,458      $ 23,722      $ 25,345
  Gross profit                                  6,507         7,276         7,976         7,111
  Gross margin                                   31.8%         31.0%         33.6%         28.1%
  Income before extraordinary item              1,290         1,329         1,319         1,119
  Net income                                      121         1,329         1,319         1,119
  Net income per share:
    Basic                                        0.02          0.24          0.24          0.21
    Diluted                                      0.02          0.24          0.24          0.20

1999:
  Net sales                                  $ 16,541      $ 19,031      $ 21,856      $ 19,305
  Gross profit                                  5,357         6,106         6,343         5,927
  Gross margin                                   32.4%         32.1%         29.0%         30.7%
  Net income                                      952         1,265         1,155         1,168
  Net income per share:
    Basic                                        0.19          0.26          0.24          0.22
    Diluted                                      0.19          0.26          0.24          0.22

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

The assets acquired and liabilities assumed with this acquisition were as follows:

Current assets acquired                                               $  2,937,219
Goodwill                                                                22,528,351
Current liabilities assumed                                               (930,427)
Non-cancelable operating lease on plant facility assumed                  (773,237)
                                                                      ------------
                                                                      $ 23,761,906
                                                                      ============


The Company assumed a non-cancelable lease on Monarch's plant facility which has since been abandoned by the Company. The net present value of this lease at the date of purchase was recorded as a liability and increased goodwill, accordingly.

The purchase price of $23.8 million includes $22.5 million of goodwill, which is being amortized over 20 years.


NOTE 19.      SALE OF BAHAMIAN OPERATIONS

In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for $3.5 million. The Company received a note receivable (see Note 4) for $3.5 million and recorded a loss of $78,838 on the transaction.

NOTE 20.      LEGAL PROCEEDINGS

The Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the "BATF") has advised the Company that it is conducting an investigation of shipments made by various U.S. Alcohol producers to certain countries formerly included in the Soviet Union. In connection with this investigation, a federal grand jury in the District of New Jersey has issued subpeonas to several employees of the Company. To date, the Company has voluntarily complied with these subpeaonas and cooperated with the investigation. The BATF has indicated that it believs that certain of the Company's shipments may not have conformed to the specifications previously approved by the BATD, and that this nonconformity may have violated U.S. law. However, the Company has not been advised that it has been designated a target of the investigation and it believes that its business has been conducted in accordance with applicable law. The Company cannot predict whether or to what extent it may be subject to fines or other penalties if it is found to have violated any such laws, however, the Company does not expect any such fines or other penalties, if any, to have a material adverse effect on the Company's financial condition or results of operations.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Todhunter International, Inc.
West Palm Beach, Florida


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statements Schedule II for the years ended September 30, 2001, 2000, and 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                           /s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 16, 2001

                        TODHUNTER INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                 Year Ended September 30,
                                             ---------------------------------------------------------------
                                                      2001                   2000                 1999
------------------------------------------------------------------------------------------------------------

Inventory Reserve:
Balance, beginning of period                 $        9,689          $     222,844          $         -
  Charged to costs and expenses                   1,163,318                      -              222,844
  Deductions                                       (450,000)              (213,155)                   -
                                             ---------------------------------------------------------------
Balance, end of period                       $      723,007          $       9,689          $   222,844
                                             ===============================================================

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

     10.19 Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter International, Inc. (6)

     10.20     Executive Employment Agreement dated as of July 15, 1999, between
               A. Kenneth Pincourt, Jr. and Todhunter International, Inc. (6)

     10.21     Executive Employment Agreement dated as of July 15, 1999, between
               D. Chris Mitchell and Todhunter International, Inc. (6)

     10.22 Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank (8)

     11.1      Statement of Computation of Per Share Earnings (7)

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

     (7) Filed herewith and incorporated herein by reference to Note 16 of notes to consolidated financial statements, included in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

     (8)  Filed herewith.