Form 10-Q
period 2001-12-31
TODHUNTER INTERNATIONAL INC
filed 2002-02-12
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

                           Commission File No. 1-13453


                          TODHUNTER INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                59-1284057
-------------------------------               -------------------------------
(State or other jurisdiction of               IRS Employer Identification No.
incorporation or organization)

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL                 33401
----------------------------------------------------               ----------
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

Yes /X/        No / /

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of February 8, 2002 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

                  Item 1    Financial Statements

                            Consolidated Balance Sheets -
                            December 31, 2001 and September 30, 2001                                     1

                            Consolidated Statements of Income -
                            Three Months Ended December 31, 2001 and 2000                                3

                            Consolidated Statements of Cash Flows -
                            Three Months Ended December 31, 2001 and 2000                                4

                            Notes to Consolidated Financial Statements                                   6

                  Item 2    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                   11

                  Item 3    Quantitative and Qualitative Disclosures About Market Risk                  16


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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,     September 30,
                                                                      2001             2001
                                                                  ------------     ------------
                                                                   (Unaudited)           *

              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $  5,190,267     $  5,624,029
     Short-term investments                                         10,488,292        8,533,851
     Trade receivables                                              12,902,846       14,719,578
     Other receivables                                               1,498,656        3,058,471
     Inventories                                                    25,518,990       27,483,329
     Notes receivable, current maturities                               73,703           72,973
     Deferred income taxes                                           1,589,500        1,544,000
     Other current assets                                              793,194        2,348,135
                                                                  ------------     ------------
         Total current assets                                       58,055,448       63,384,366
                                                                  ------------     ------------

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in subsidiaries                                          1,803,334        1,729,103
Notes receivable from affiliate                                      3,836,652        3,560,923
Notes receivable, less current maturities                              645,359          663,785
                                                                  ------------     ------------
                                                                     6,285,345        5,953,811
                                                                  ------------     ------------

PROPERTY AND EQUIPMENT                                              87,239,608       85,198,203
     Less accumulated depreciation                                  44,869,332       43,729,941
                                                                  ------------     ------------
                                                                    42,370,276       41,468,262
                                                                  ------------     ------------

GOODWILL, less accumulated amortization                             20,524,404       20,524,404
OTHER ASSETS                                                         3,152,420        2,257,321
                                                                  ------------     ------------
                                                                  $130,387,893     $133,588,164
                                                                  ============     ============

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,            September 30,
                                                                            2001                    2001
                                                                        ------------            ------------
                                                                         (Unaudited)                  *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                               $  4,000,000            $  4,000,000
     Accounts payable                                                      4,391,513               5,169,242
     Accrued expenses                                                      1,810,269               2,325,704
                                                                        ------------            ------------
         Total current liabilities                                        10,201,782              11,494,946

LONG-TERM DEBT, less current maturities                                   52,139,489              55,684,549

DEFERRED INCOME TAXES                                                      3,922,000               3,874,000

OTHER LIABILITIES                                                          1,362,866               1,314,036
                                                                        ------------            ------------
                                                                          67,626,137              72,367,531
                                                                        ------------            ------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                          -                       -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934 shares
         as of December 31, 2001 and September 30, 2001                       56,129                  56,129
     Additional paid-in capital                                           18,326,014              18,326,014
     Comprehensive income                                                    (12,000)                (63,000)
     Retained earnings                                                    45,129,393              43,639,270
                                                                        ------------            ------------
                                                                          63,499,536              61,958,413
     Less cost of 99,200 shares of treasury stock                           (737,780)               (737,780)
                                                                        ------------            ------------
                                                                          62,761,756              61,220,633
                                                                        ------------            ------------
                                                                        $130,387,893            $133,588,164
                                                                        ============            ============


*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                          2001               2000
                                                       -----------        -----------

Sales                                                  $31,961,935        $29,847,350
     Less excise taxes                                   7,493,679          7,583,871
                                                       -----------        -----------
     Net sales                                          24,468,256         22,263,479

Cost of goods sold                                      16,912,167         14,572,283
                                                       -----------        -----------
     Gross profit                                        7,556,089          7,691,196

Selling, general and administrative expenses             5,070,151          4,920,462
                                                       -----------        -----------
     Operating income                                    2,485,938          2,770,734
                                                       -----------        -----------

Other income (expense):
    Interest income                                        224,163            225,169
    Interest expense                                      (792,727)        (1,391,346)
    Equity in income of equity investee                     74,231             11,740
    Other, net                                              38,449             43,314
                                                       -----------        -----------
                                                          (455,884)        (1,111,123)
                                                       -----------        -----------

Income before income taxes                               2,030,054          1,659,611
                                                       -----------        -----------

Income tax expense (benefit):
     Current                                               537,431            546,327
     Deferred                                                2,500           (130,500)
                                                       -----------        -----------
                                                           539,931            415,827
                                                       -----------        -----------

     Net Income                                        $ 1,490,123        $ 1,243,784
                                                       ===========        ===========

Earnings per common share:
     Basic                                             $      0.27        $      0.23
                                                       ===========        ===========
     Diluted                                           $      0.27        $      0.23
                                                       ===========        ===========

Common shares and equivalents outstanding:
     Basic                                               5,513,734           5,513,734
                                                       ===========        ============
     Diluted                                             5,551,670           5,516,008
                                                       ===========        ============

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended December 31,
                                                         --------------------------------
                                                             2001                 2000
                                                         -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                          $ 1,490,123          $ 1,243,784
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                      1,266,812            1,150,714
         Amortization                                         97,550              369,503
         (Gain) on sale of property and equipment            (22,531)              (2,185)
         Equity in (income) of equity investee               (74,231)             (11,740)
         Deferred income taxes                                 2,500             (130,500)

         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                  3,376,547            3,794,289
              Inventories                                  1,964,339             (891,698)
              Other current assets                         1,554,941              617,806
         Increase (decrease) in:
              Accounts payable                              (777,729)          (1,063,505)
              Accrued expenses                              (515,435)            (499,333)
              Other liabilities                               48,830              (64,521)
                                                         -----------          -----------
         Net cash provided by operating activities         8,411,716            4,512,614
                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment             27,313               21,799
     Principal payments received on notes receivable          28,764              372,055
     Purchase of property and equipment                   (2,173,608)          (1,329,105)
     Disbursements for notes receivable                     (286,797)                   -
     Purchase of short-term investments                   (1,954,441)          (1,530,963)
     Increase in other assets                                (69,815)            (216,000)
                                                         -----------          -----------
         Net cash used in investing activities           $(4,428,584)         $(2,682,214)
                                                         ===========          ===========

                                  (Continued)

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                        Three Months Ended December 31,
                                                                        -------------------------------
                                                                             2001             2000
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on line of credit                                      $(2,500,000)     $(1,029,999)
     Disbursements for loan costs                                           (871,834)               -
     Principal payments on long-term borrowings                           (1,045,060)      (2,031,929)
                                                                         -----------      -----------
          Net cash used in financing activities                           (4,416,894)      (3,061,928)
                                                                         -----------      -----------

          Net decrease in cash and cash equivalents                         (433,762)      (1,231,528)

Cash and cash equivalents:
     Beginning                                                             5,624,029        3,245,866
                                                                         -----------      -----------
     Ending                                                              $ 5,190,267      $ 2,014,338
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                        $   756,081      $ 1,388,394
                                                                         ===========      ===========
         Income taxes                                                    $    20,321      $   125,216
                                                                         ===========      ===========



See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

Note 2.  Inventories


The major components of inventories are:

                                         December 31, 2001       September 30, 2001
                                         -----------------       ------------------
                                            (Unaudited)

Finished goods                             $13,928,916               $16,879,276
Work in process                              1,611,811                   598,648
Raw materials and supplies                   9,978,263                10,005,405
                                           -----------               -----------
                                           $25,518,990               $27,483,329
                                           ===========               ===========

                                   (Unaudited)


Note 3.  Financing Arrangements

Long-term debt consists of the following as of December 31, 2001:

    Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement.  The interest rate at
         December 31, 2001 was 5.25%.  Quarterly principal installments of $1,000,000 through
         September 30, 2006 with any remaining balance due September 30, 2006.                    $39,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement.  The interest rate at December 31, 2001 was 4.42%.  The revolving lines of credit terminate in
         October 2004.                                                                             16,500,000

     Other                                                                                            639,489
                                                                                                  -----------
                                                                                                   56,139,489
     Less current maturities                                                                        4,000,000
                                                                                                  -----------
                                                                                                  $52,139,489
                                                                                                  ===========

(i) In October 2001, the Company entered into a $70 million credit agreement, which consists of a $40 million term loan and a $30 million revolving loan facility. The credit agreement is collateralized principally by all assets located in the United States of America. The new credit agreement replaced all borrowings under the previous finance agreement and increased the Company's borrowing capacity from $59 million to $70 million. The Company is restricted from paying dividends to stockholders. Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain a minimum fixed charge and interest coverage ratios, among other financial covenants.

(ii) In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company's domestic operating profits, as defined in the agreement.

                                   (Unaudited)


Note 4.  Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------

Net income                                             $1,490,123    $1,243,784
                                                       ==========    ==========
Determination of shares:
   Weighted average number of
       common shares outstanding                        5,513,734     5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                     37,936         2,274
                                                       ----------    ----------
   Average common shares outstanding for
       diluted earnings per share computation           5,551,670     5,516,008
                                                       ==========    ==========

Earnings per common share:
    Basic                                              $     0.27    $     0.23
                                                       ==========    ==========
    Diluted                                            $     0.27    $     0.23
                                                       ==========    ==========

The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The effect of this exemption was to increase earnings per share by $0.03 and $0.04 for the three months ended December 31, 2001 and 2000, respectively.


Note 5.  Segment and Geographical Information

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in four segments:

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

The accounting policies of the reportable segments are the same as those referred to in Note 1 to the Consolidated Financial Statements. The Company evaluates the performance of its reportable segments based on income before income taxes, equity in income or loss of equity investee, interest income and interest expense. Material intersegment sales and transfers have been eliminated.

                                   (Unaudited)


Summarized financial information concerning the Company's reportable segments is shown in the following table.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company's reportable segments for the three months ended December 31, 2001 and 2000, and identifiable assets as of December 31, 2001 and 2000, were as follows:

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              --------------------
                                                                 2001       2000
                                                              --------------------
                                                                 (in thousands)
NET SALES
   Bulk Alcohol Products                                      $  8,836    $  9,384
   Premium Branded Spirits                                       5,387       3,983
   Bottling Operations                                           4,782       3,984
   Vinegar and Cooking Wine                                      5,463       4,912
                                                              --------------------
                                                              $ 24,468    $ 22,263
                                                              ====================

OPERATING INCOME (LOSS)
   Bulk Alcohol Products                                      $  2,889    $  3,389
   Premium Branded Spirits                                        (171)       (512)
   Bottling Operations                                             182         211
   Vinegar and Cooking Wine                                      1,147         879
   Corporate Operations and Other                               (1,561)     (1,196)
                                                              --------------------
                                                              $  2,486    $  2,771
                                                              ====================

DEPRECIATION AND AMORTIZATION
   Bulk Alcohol Products                                      $    706    $    778
   Premium Branded Spirits                                          36          34
   Bottling Operations                                             398         367
   Vinegar and Cooking Wine                                        117         281
   Corporate Operations and Other                                  107          60
                                                              --------------------
                                                              $  1,364    $  1,520
                                                              ====================

CAPITAL EXPENDITURES
   Bulk Alcohol Products                                      $  1,932    $    651
   Premium Branded Spirits                                           9         184
   Bottling Operations                                             140         266
   Vinegar and Cooking Wine                                         17         186
   Corporate Operations and Other                                   76          42
                                                              --------------------
                                                              $  2,174    $  1,329
                                                              ====================

IDENTIFIABLE ASSETS
   Bulk Alcohol Products                                      $ 68,937    $ 61,410
   Premium Branded Spirits                                       7,594       8,270
   Bottling Operations                                          23,206      22,427
   Vinegar and Cooking Wine                                     20,569      20,388
   Corporate Operations and Other                               10,082      10,570
                                                              --------------------
                                                              $130,388    $123,065
                                                              ====================

                                   (Unaudited)


Sales and operating income for the three months ended December 31, 2001 and 2000 and identifiable assets as of December 31, 2001 and 2000, classified by geographic area, were as follows:

                                                U. S. VIRGIN
                                                 ISLANDS AND
THREE MONTHS ENDED              UNITED STATES    THE BAHAMAS     CONSOLIDATED
------------------              ---------------------------------------------
                                                (in thousands)

December 31, 2001:
     Net sales                     $22,538         $ 1,930         $ 24,468
     Operating income                2,136             350            2,486
     Identifiable assets            90,137          40,251          130,388

December 31, 2000:
     Net sales                      19,251           3,012           22,263
     Operating income                1,924             847            2,771
     Identifiable assets            86,709          36,356          123,065

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $3,116,000 and $1,451,000 for the three months ended December 31, 2001 and 2000, respectively.


Note 6.   Comprehensive income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the three months ended December 31, 2001 and 2000 was as follows:

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                               ---------------------
                                                                2001           2000
                                                               ------         ------
                                                                  (in thousands)

 Net income                                                    $1,490         $1,244
 Other comprehensive income, interest rate cap adjustment          51             34
                                                               ------         ------
                                                               $1,541          1,278
                                                               ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis contains "Forward-Looking Statements," as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the Forward-Looking Statements: business conditions and fluctuations in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.


INTRODUCTION

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2001 compared to the three months ended December 31, 2000, and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

         The Company operates primarily in the beverage alcohol industry in the United States. The Company is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company reports its operating results in four segments: Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily rum and flavored rum); Bottling Operations (contract bottling services and proprietary and private label products); and Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods).

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

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              -----------------------
                                               2001              2000
                                              -----             -----
Net sales                                     100.0%            100.0%
Cost of goods sold                             69.1              65.5
                                              -----             -----
Gross margin                                   30.9              34.5
Selling, general and
  administrative expenses                      20.7              22.1
                                              -----             -----
Operating income                               10.2              12.4
Interest expense                               (3.2)             (6.2)
Other income, net                               1.3               1.3
                                              -----             -----
Income before income taxes                      8.3               7.5
Income tax expense                             (2.2)             (1.9)
                                              -----             -----
Net income                                      6.1%              5.6%
                                              =====             =====

The following table provides information on net sales of certain Company products.

                                    THREE MONTHS ENDED
                                       DECEMBER 31,
                              ----------------------------
                                2001     2000     % CHANGE
                              -------   -------   --------
                                   (in thousands)

Bulk Alcohol Products         $ 8,836   $ 9,384     (5.8)
Premium Branded Spirits         5,387     3,983     35.2
Bottling Operations             4,782     3,984     20.0
Vinegar and Cooking Wine        5,463     4,912     11.2
                              -------   -------
                              $24,468   $22,263      9.9
                              =======   =======

The following table provides unit sales volume data for certain Company products.

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                    -------------------------------
                                                     2001         2000     % CHANGE
                                                    -----        -----     --------
                                                       (in thousands)

Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus Brandy                                     363         466       (22.0)
     Citrus Spirits                                    156         143         9.0
     Rum                                               847       1,142       (25.8)
     Cane Spirits                                      200         159        25.8
   Fortified citrus wine, in gallons                 2,704       2,680         0.9
Premium branded spirits, in cases                       89          85         5.2
Bottling operations, in cases                        1,432         841        70.3
Vinegar
     Bulk, in 100 grain gallons                      1,352       1,141        18.6
     Cases                                             169         157         7.3
     Drums, in 100 grain gallons                       378         146       159.7
Cooking Wine
     Bulk, in gallons                                1,067         696        53.5
     Cases                                             208         216        (4.0)

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000. Unless otherwise noted, references to 2001 represent the three-month period ended December 31, 2001 and references to 2000 represent the three-month period ended December 31, 2000.

     NET SALES. Net sales were $24.5 million in 2001, an increase of 9.9% from net sales of $22.3 million in 2000.

     Net sales of bulk alcohol products were $8.8 million in 2001, a decrease of 5.8% from net sales of $9.4 million in 2000. The decrease resulted primarily from decreased shipments of rum from the Company's Virgin Islands subsidiary. Management believes that the decrease in rum shipments is due to the timing of customer orders and that rum shipments will return to normal levels by the end of fiscal 2002.

     Net sales of premium branded spirits were $5.4 million in 2001, an increase of 35.2% from net sales of $4.0 million in 2000. In 2001, net sales of premium branded spirits includes $1.6 million of bulk tequila sales. Excluding bulk tequila sales, net sales of premium branded spirits were $3.8 million in 2001, a decrease of 4.4% from net sales of $4.0 million in 2000. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 11.5% and 47.0%, respectively, in 2001 compared to 2000. The strong sales increases in Cruzan Rums and Cruzan Flavored Rums were offset by large decreases in sales of Porfidio tequila and Antiqueno Aguardiente. As of September 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments will resume. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of this product to the Company in June 2001. Sales of this product amounted to $1.6 million in the fiscal year ended September 30, 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. The Company cannot predict when or whether shipments of this product will resume. Management believes that the decreases in sales of Porfidio Tequila and Antiqueno Aguardiente have not had, and are not expected to have, a material adverse effect on the Company's consolidated results of operations.

     Net sales of the Company's bottling operations were $4.8 million in 2001, an increase of 20.0% from net sales of $4.0 million in 2000. The unit volume of the Company's bottling operations increased 70.3% in 2001 as a result of increased business with an existing customer. Management expects the unit volume in its bottling operations to increase over thirty percent for the fiscal year ending September 30, 2002, as a result of increased business with new and existing customers.

     Net sales of vinegar and cooking wine were $5.5 million in 2001, an increase of 11.2% from net sales of $4.9 million in 2000. Management believes that the increase in net sales is due to the timing of customer orders.

     GROSS PROFIT. Gross profit was $7.6 million in 2001, a decrease of 1.8% from gross profit of $7.7 million in 2000. Gross margin decreased to 30.9% in 2001 from 34.5% in 2000. The decrease in gross margin was primarily attributable to a decrease in shipments of bulk rum related to the timing of customer orders.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.1 million in 2001, an increase of 3.0% from $4.9 million in 2000.

     OPERATING INCOME.  The following table sets forth the operating income
(loss) by reportable segment of the Company for 2001 and 2000.

                                        THREE MONTHS ENDED
                                           DECEMBER 31,
                                       --------------------
                                         2001        2000        % CHANGE
                                       -------      -------      --------
                                          (IN THOUSANDS)
Bulk Alcohol Products                  $ 2,889      $ 3,389        (14.7)
Premium Branded Spirits                   (171)        (512)         -
Bottling Operations                        182          211        (13.9)
Vinegar and Cooking Wine                 1,147          879         30.5
Corporate Operations and Other          (1,561)      (1,196)         -
                                       -------      -------
                                       $ 2,486      $ 2,771        (10.3)
                                       =======      =======

         As a result of the above factors, operating income was $2.5 million in 2001, a decrease of 10.3% from operating income of $2.8 million in 2000. Included in operating loss of premium branded spirits was profit of $0.5 million related to bulk tequila sales. Excluding bulk tequila sales, operating loss of premium branded spirits would have been $0.7 million in 2001 compared to $0.5 million in 2000.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable.

     INTEREST EXPENSE. Interest expense was $0.8 million in 2001 and $1.4 million in 2000. The decrease in interest expense was due to lower interest rates during 2001 as compared to 2000.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 26.6% in 2001 and 25.0% in 2000. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from United States federal income taxes through September 2020.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and receivables. The Company's source of liquidity has historically been cash flow from operations and its line of credit. Some of the Company's manufacturing operations are seasonal and the Company's borrowings on its line of credit vary during the year. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. Due to the short life of the citrus molasses it purchases, the Company must manufacture and build inventory while raw materials are available. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term needs.

         OPERATING ACTIVITIES

         Net cash provided by operating activities in 2001 was $8.4 million, which resulted from $2.8 million in net income adjusted for noncash items, and $5.6 million representing the net change in operating assets and liabilities.

         INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2001 was $4.4 million, which resulted primarily from $2.2 million of capital expenditures and a net increase of $2.0 million in short-term investments.

         Net cash used in financing activities in 2001 was $4.4 million, which resulted from payments of $2.5 million under the revolving credit facility, $1.0 million of long-term debt and $0.9 million in loan costs.

         The Company's revolving credit facility provides for maximum borrowings of $30 million. Borrowings under this facility were $16.5 million at December 31, 2001 (see Note 3 to the Consolidated Financial Statements).

         The Company's bank debt was $55.5 million as of December 31, 2001, and its ratio of total debt to equity was 1.1 to 1.

         The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries were approximately $8.4 million and $25.1 million, respectively, as of September 30, 2001. See Note 9 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional information on income taxes related to these subsidiaries.

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
10.8          Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially
              West Palm Beach, Inc. (1)
10.8(a)       Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida
              Acquisition Fund Esperante, Ltd. (4)
10.16         Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and
              Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein,
              David Paszamant, Jay Paszamant and Matthew Paszamant (5)
10.18         Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter
              International, Inc. (6)
10.19         Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter
              International, Inc. (6)
10.20         Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and
              Todhunter International, Inc. (6)
10.21         Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and
              Todhunter International, Inc. (6)
10.22         Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter
              International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and South Trust Bank (7)
11.1          Statement of Computation of Per Share Earnings (8)
21.1          Subsidiaries of Todhunter International, Inc. (2)

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

(8) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.


     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the first quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 11, 2002                /s/ A. Kenneth Pincourt, Jr.
                                       -----------------------------------------
                                       A. Kenneth Pincourt, Jr.
                                       Chairman
                                       and Chief Executive Officer


Date: February 11, 2002                /s/ Troy Edwards
                                       -----------------------------------------
                                       Troy Edwards
                                       Chief Financial Officer,
                                       Treasurer and Controller