Form 10-Q
period 2002-03-31
TODHUNTER INTERNATIONAL INC
filed 2002-05-13
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

                           Commission File No. 1-13453

                          TODHUNTER INTERNATIONAL, INC.
                       -----------------------------------
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

Registrant's telephone number, including area code: (561)655-8977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No  / /

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of May 10, 2002 was 5,513,734.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Consolidated Balance Sheets -
                    March 31, 2002 and September 30, 2001                               1

                    Consolidated Statements of Income -
                    Six and Three Months Ended March 31, 2002 and 2001                  3

                    Consolidated Statements of Cash Flows -
                    Six Months Ended March 31, 2002 and 2001                            4

                    Notes to Consolidated Financial Statements                          6

          Item 2    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          12

          Item 3    Quantitative and Qualitative Disclosures About Market Risk         18

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,             September 30,
                                                          2002                    2001
                                                  ---------------------     -----------------
                                                       (Unaudited)                  *
              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $           4,537,933     $       5,624,029
     Short-term investments                                  11,765,230             8,533,851
     Trade receivables                                       13,084,406            14,719,578
     Other receivables                                        1,705,161             3,058,471
     Inventories                                             26,338,686            27,483,329
     Notes receivable, current maturities                        74,444                72,973
     Deferred income taxes                                    1,634,500             1,544,000
     Other current assets                                     1,526,942             2,348,135
                                                  ---------------------     -----------------
         Total current assets                                60,667,302            63,384,366
                                                  ---------------------     -----------------

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees               1,886,516             1,729,103
Notes receivable from affiliate                               3,833,850             3,560,923
Notes receivable, less current maturities                       626,562               663,785
                                                  ---------------------     -----------------
                                                              6,346,928             5,953,811
                                                  ---------------------     -----------------

PROPERTY AND EQUIPMENT                                       88,257,712            85,198,203
     Less accumulated depreciation                           46,114,618            43,729,941
                                                  ---------------------     -----------------
                                                             42,143,094            41,468,262
                                                  ---------------------     -----------------

GOODWILL, less accumulated amortization                      20,524,404            20,524,404
OTHER ASSETS                                                  3,121,556             2,257,321
                                                  ---------------------     -----------------
                                                  $         132,803,284     $     133,588,164
                                                  =====================     =================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,             September 30,
                                                                       2002                     2001
                                                                 -----------------       ------------------
                                                                     (Unaudited)                  *
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                        $       4,000,000       $        4,000,000
     Accounts payable                                                    5,993,742                5,169,242
     Accrued expenses                                                    1,524,610                2,325,704
                                                                 -----------------       ------------------
         Total current liabilities                                      11,518,352               11,494,946

LONG-TERM DEBT, less current maturities                                 51,383,158               55,684,549

DEFERRED INCOME TAXES                                                    3,991,000                3,874,000

OTHER LIABILITIES                                                        1,411,552                1,314,036
                                                                 -----------------       ------------------
                                                                        68,304,062               72,367,531
                                                                 -----------------       ------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                        -                        -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,612,934 shares
         as of March 31, 2002 and September 30, 2001                        56,129                   56,129
     Additional paid-in capital                                         18,326,014               18,326,014
     Accumulated other comprehensive loss                                        -                  (63,000)
     Retained earnings                                                  46,854,859               43,639,270
                                                                 -----------------       ------------------
                                                                        65,237,002               61,958,413
     Less cost of 99,200 shares of treasury stock                         (737,780)                (737,780)
                                                                 -----------------       ------------------
                                                                        64,499,222               61,220,633
                                                                 -----------------       ------------------
                                                                 $     132,803,284       $      133,588,164
                                                                 =================       ==================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Six Months Ended March 31,        Three Months Ended March 31,
                                               ------------------------------    -------------------------------
                                                    2002            2001              2002              2001
                                               -------------    -------------    ---------------   -------------
Sales                                          $  63,316,172    $  62,314,094    $    31,354,237   $  32,466,744
     Less excise taxes                            15,352,257       14,576,620          7,858,578       6,992,749
                                               -------------    -------------    ---------------   -------------
     Net sales                                    47,963,915       47,737,474         23,495,659      25,473,995

Cost of goods sold                                33,265,925       32,269,277         16,353,758      17,696,994
                                               -------------    -------------    ---------------   -------------
     Gross profit                                 14,697,990       15,468,197          7,141,901       7,777,001

Selling, general and administrative expenses       9,814,277        9,944,258          4,744,124       5,023,796
                                               -------------    -------------    ---------------   -------------
     Operating income                              4,883,713        5,523,939          2,397,777       2,753,205
                                               -------------    -------------    ---------------   -------------

Other income (expense):
     Interest income                                 372,633          456,262            148,470         231,093
     Interest expense                             (1,420,726)      (2,558,697)          (627,999)     (1,167,351)
     Equity in income of equity investee             157,413           59,896             83,182          48,156
     Other, net                                      245,806          117,732            207,357          74,418
                                               -------------    -------------    ---------------   -------------
                                                    (644,874)      (1,924,807)          (188,990)       (813,684)
                                               -------------    -------------    ---------------   -------------

Income before income taxes                         4,238,839        3,599,132          2,208,787       1,939,521
                                               -------------    -------------    ---------------   -------------

Income tax expense (benefit):
     Current                                         996,750        1,217,534            459,319         671,207
     Deferred                                         26,500         (349,000)            24,000        (218,500)
                                               -------------    -------------    ---------------   -------------
                                                   1,023,250          868,534            483,319         452,707
                                               -------------    -------------    ---------------   -------------

     Net Income                                $   3,215,589    $   2,730,598    $     1,725,468   $   1,486,814
                                               =============    =============    ===============   =============

Earnings per common share:
     Basic                                     $        0.58    $        0.50    $          0.31   $        0.27
                                               =============    =============    ===============   =============
     Diluted                                   $        0.58    $        0.49    $          0.31   $        0.27
                                               =============    =============    ===============   =============

Common shares and equivalents outstanding:

     Basic                                         5,513,734        5,513,734          5,513,734       5,513,734
                                               =============    =============    ===============   =============
     Diluted                                       5,565,483        5,524,296          5,574,959       5,558,661
                                               =============    =============    ===============   =============

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended March 31,
                                                                        ------------------------------------
                                                                              2002                2001
                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $     3,215,589      $     2,730,598
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         2,596,508            2,332,635
         Amortization                                                           195,100              757,482
         Gain on sale of property and equipment                                 (30,924)             (37,981)
         Equity in (income) of equity investee                                 (157,413)             (59,896)
         Deferred income taxes                                                   26,500             (349,000)
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                     2,988,482             (146,157)
              Inventories                                                     1,144,643           (1,809,909)
              Other current assets                                              821,193           (2,264,736)
         Increase (decrease) in:
              Accounts payable                                                  804,500            1,158,533
              Accrued expenses                                                 (801,094)             (86,882)
              Other liabilities                                                  97,516               86,669
                                                                        ---------------      ---------------
         Net cash provided by operating activities                           10,920,600            2,311,356
                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                46,599               64,283
     Principal payments received on notes receivable                             49,622              749,125
     Purchase of property and equipment                                      (3,287,015)          (2,774,552)
     Disbursements for notes receivable                                        (286,797)              (9,300)
     Purchase of short-term investments                                      (3,231,379)          (2,224,916)
     Investments in subsidiaries                                                      -             (150,000)
     Increase in other assets                                                  (106,502)            (300,374)
                                                                        ---------------      ---------------
         Net cash used in investing activities                          $    (6,815,472)     $    (4,645,734)
                                                                        ---------------      ---------------

                                   (Continued)

                          TODHUNTER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                              Six Months Ended March 31,
                                                                        ------------------------------------
                                                                              2002                 2001
                                                                        ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) on line of credit                        $    (2,200,000)     $     5,370,000
     Disbursements for loan costs                                              (889,833)                   -
     Principal payments on long-term borrowings                              (2,101,391)          (4,024,693)
                                                                        ---------------      ---------------
          Net cash provided by (used in) financing activities                (5,191,224)           1,345,307
                                                                        ---------------      ---------------

          Net decrease in cash and cash equivalents                          (1,086,096)            (989,071)

Cash and cash equivalents:
     Beginning                                                                5,624,029            3,245,866
                                                                        ---------------      ---------------
     Ending                                                             $     4,537,933      $     2,256,795
                                                                        ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                       $     1,392,540      $     2,560,738
                                                                        ===============      ===============
         Income taxes                                                   $       826,615      $     1,078,759
                                                                        ===============      ===============

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

Note 2.  Inventories

The major components of inventories are:

                                              March 31, 2002         September 30, 2001
                                            ------------------       -------------------
                                               (Unaudited)
          Finished goods                    $       13,597,061       $        16,879,276
          Work in process                            2,453,766                   598,648
          Raw materials and supplies                10,287,859                10,005,405
                                            ------------------       -------------------

                                            $       26,338,686       $        27,483,329
                                            ==================       ===================

Note 3.  Financing Arrangements

Long-term debt consists of the following as of March 31, 2002:

    Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at
         March 31, 2002 was 4.65%. Quarterly principal installments of
         $1,000,000 through September 30, 2006 with any remaining balance due
         September 30, 2006.                                                       $     38,000,000

     Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at March 31, 2002 was 3.63%. The revolving lines of credit
         terminate in October 2004.                                                      16,800,000

    Other                                                                                   583,158
                                                                                   -----------------
                                                                                         55,383,158
     Less current maturities                                                              4,000,000
                                                                                   -----------------
                                                                                   $     51,383,158
                                                                                   =================

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

Note 4.  Earnings Per Common Share

Basic earnings per common share were calculated by dividing net income by the average common shares outstanding. On a diluted basis, shares outstanding were adjusted to assume the exercise of stock options.

                                                          Six Months Ended              Three Months Ended
                                                              March 31,                      March 31,
                                                ---------------------------------  ---------------------------
                                                      2002               2001          2002           2001
                                                ---------------     -------------  ------------   ------------
Net income                                      $     3,215,589     $   2,730,598  $  1,725,468   $  1,486,814
                                                ===============     =============  ============   ============
Determination of shares:
   Weighted average number of
       common shares outstanding                      5,513,734         5,513,734     5,513,734      5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                   51,749            10,562        61,225         44,927
                                                ---------------     -------------  ------------   ------------
   Average common shares outstanding for
       diluted earnings per share computation         5,565,483         5,524,296     5,574,959      5,558,661
                                                ===============     =============  ============   ============

Earnings per common share:
    Basic                                       $          0.58     $        0.50  $       0.31   $       0.27
                                                ===============     =============  ============   ============
    Diluted                                     $          0.58     $        0.49  $       0.31   $       0.27
                                                ===============     =============  ============   ============

The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The effect of this exemption was to increase earnings per share by $0.08 and $0.05 for the six and three months ended March 31, 2002, respectively, and $0.09 and $0.05 for the six and three months ended March 31, 2001, respectively.

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

Net sales, operating income (loss), depreciation and amortization, and capital expenditures for the Company's reportable segments for the six and three months ended March 31, 2002 and 2001, and identifiable assets as of March 31, 2002 and 2001, were as follows:

                                                       Six Months Ended                 Three Months Ended
                                                           March 31,                          March 31,
                                              -----------------------------------  -----------------------------
                                                      2002             2001              2002            2001
                                              -----------------------------------  -----------------------------
                                                        (in thousands)                     (in thousands)
Net Sales
   Bulk Alcohol Products                      $       17,692    $      19,606      $       8,856    $    10,222
   Premium Branded Spirits                             9,584            8,117              4,197          4,134
   Bottling Operations                                10,205            9,917              5,423          5,933
   Vinegar and Cooking Wine                           10,483           10,097              5,020          5,185
                                              --------------    -------------      -------------    ------------
                                              $       47,964    $      47,737      $      23,496         25,474
                                              ==============    =============      =============    ============

Operating Income (Loss)
   Bulk Alcohol Products                      $        5,400    $       7,017      $       2,511          3,628
   Premium Branded Spirits                              (542)            (825)              (371)          (313)
   Bottling Operations                                 1,008               60                826           (151)
   Vinegar and Cooking Wine                            2,103            1,831                956            952
   Corporate Operations and Other                     (3,085)          (2,559)            (1,524)        (1,363)
                                              --------------    -------------      -------------    -----------
                                              $        4,884    $       5,524      $       2,398    $     2,753
                                              ==============    =============      =============    ===========

Depreciation and Amortization
   Bulk Alcohol Products                      $        1,461    $       1,586      $         755            808
   Premium Branded Spirits                                71               89                 35             55
   Bottling Operations                                   812              730                414            363
   Vinegar and Cooking Wine                              234              565                117            284
   Corporate Operations and Other                        214              120                107             60
                                              --------------    -------------      -------------    -----------
                                              $        2,792    $       3,090      $       1,428          1,570
                                              ==============    =============      =============    ===========

Capital Expenditures
   Bulk Alcohol Products                      $        2,691    $       1,565      $         759            914
   Premium Branded Spirits                                59              203                 50             19
   Bottling Operations                                   343              607                203            341
   Vinegar and Cooking Wine                               78              356                 61            170
   Corporate Operations and Other                        116               44                 40              2
                                              --------------    -------------      -------------    -----------
                                              $        3,287    $       2,775      $       1,113          1,446
                                              ==============    =============      =============    ===========

Identifiable Assets
   Bulk Alcohol Products                      $       70,523    $      67,423
   Premium Branded Spirits                             5,117            9,048
   Bottling Operations                                24,509           23,791
   Vinegar and Cooking Wine                           20,518           20,758
   Corporate Operations and Other                     12,136           10,715
                                              --------------    -------------
                                              $      132,803    $     131,735
                                              ==============    =============

Sales and operating income for the six and three months ended March 31, 2002 and 2001 and identifiable assets as of March 31, 2002 and 2001, classified by geographic area, were as follows:

                                                  U. S. Virgin
                                                 Islands and the
                                United States        Bahamas        Consolidated
                               --------------    ----------------  -------------
                                                 (in thousands)
SIX MONTHS ENDED

March 31, 2002:
     Net sales                 $       43,196    $        6,768    $      47,964
     Operating income                   3,710             1,174            4,884
     Identifiable assets               90,853            41,950          132,803

March 31, 2001:
     Net sales                         42,116             5,621           47,737
     Operating income                   3,868             1,656            5,524
     Identifiable assets               94,170            37,565          131,735

THREE MONTHS ENDED

March 31, 2002:
     Net sales                 $       20,658    $        2,838    $      23,496
     Operating income                   1,574               824            2,398

March 31, 2001:
     Net sales                         22,865             2,609           25,474
     Operating income                   1,944               809            2,753

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $5,111,000 and $1,995,000 for the six and three months ended March 31, 2002, respectively, and $3,111,000 and $1,660,000 for the six and three months ended March 31, 2001, respectively.

Note 6.  Comprehensive Income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the six and three months ended March 31, 2002 and 2001 was as follows:

                                                              Six Months Ended               Three Months Ended
                                                                  March 31,                       March 31,
                                                         --------------------------     ---------------------------
                                                            2002            2001           2002            2001
                                                         -----------     ----------     ----------    -------------
                                                                (in thousands)                 (in thousands)
 Net income                                              $     3,215     $    2,731     $    1,725    $       1,487
 Other comprehensive income, interest rate cap
 adjustment                                                       63             85             12               51
                                                         -----------     ----------     ----------    -------------
                                                         $     3,278     $    2,816     $    1,737    $       1,538
                                                         ===========     ==========     ==========    =============

Note 7.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Option No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company adopted SFAS 142 effective October 1, 2001. As required by SFAS 142, the Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of October 1, 2001.

                                             Six Months Ended               Three Months Ended
                                                 March 31,                       March 31,
                                        --------------------------     ---------------------------
                                            2002           2001           2002           2001
                                        -----------     ----------     ----------    -------------
                                              (in thousands)                 (in thousands)
Reported Net Income                     $     3,216     $    2,731     $    1,725    $       1,487
     Add back: Goodwill amortization              -            416              -              214
                                        -----------     ----------     ----------    -------------
     Adjusted net income                $     3,216     $    3,147     $    1,725    $       1,701
                                        ===========     ==========     ==========    =============

Basic Earnings Per Share:
     Reported net income                $      0.58     $     0.50     $     0.31    $        0.27
     Goodwill amortization                        -           0.07              -             0.04
                                        -----------     ----------     ----------    -------------
     Adjusted net income                $      0.58     $     0.57     $     0.31    $        0.31
                                        ===========     ==========     ==========    =============

Diluted earnings per share:
     Reported net income                $      0.58     $     0.49     $     0.31    $        0.27
     Goodwill amortization                        -           0.08              -             0.04
                                        -----------     ----------     ----------    -------------
     Adjusted net income                $      0.58     $     0.57     $     0.31    $        0.31
                                        ===========     ==========     ==========    =============

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

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2002 compared to the six months ended March 31, 2001,
(ii) consolidated results of operations of the Company for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, and
(iii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this
Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

RESULTS OF OPERATIONS

The following table sets forth statement of income items as a percentage of net sales.

                                                  Six Months Ended          Three Months Ended
                                                      March 31,                  March 31,
                                                 -------------------        ------------------
                                                   2002        2001           2002       2001
                                                 -------     -------        -------    -------
Net sales                                          100.0%      100.0%         100.0%     100.0%
Cost of goods sold                                  69.4        67.6           69.6       69.5
                                                 -------     -------        -------    -------
Gross margin                                        30.6        32.4           30.4       30.5
Selling, general and administrative expenses        20.4        20.8           20.2       19.7
                                                 -------     -------        -------    -------
Operating income                                    10.2        11.6           10.2       10.8
Interest expense                                    (3.0)       (5.4)          (2.7)      (4.6)
Other income, net                                    1.6         1.3            1.9        1.4
                                                 -------     -------        -------    -------
Income before income taxes                           8.8         7.5            9.4        7.6
Income tax expense                                  (2.1)       (1.8)          (2.1)      (1.8)
                                                 -------     -------        -------    -------
Net income                                           6.7%        5.7%           7.3%       5.8%
                                                 =======     =======        =======    =======

The following table provides information on net sales of certain Company products.

                                          Six Months Ended                          Three Months Ended
                                              March 31,                                  March 31,
                               -------------------------------------     -------------------------------------
                                  2002          2001        % Change         2002           2001      % Change
                               -----------   -----------    --------     -----------    -----------   --------
                                    (in thousands)                             (in thousands)
Bulk Alcohol Products          $    17,692   $    19,606        (9.8)    $     8,856    $    10,222      (13.4)
Premium Branded Spirits              9,584         8,117        18.1           4,197          4,134        1.5
Bottling Operations                 10,205         9,917         2.9           5,423          5,933       (8.6)
Vinegar and Cooking Wine            10,483        10,097         3.8           5,020          5,185       (3.2)
                               -----------   -----------                 -----------    -----------
                               $    47,964   $    47,737         0.5     $    23,496    $    25,474       (7.8)
                               ===========   ===========                 ===========    ===========

The following table provides unit sales volume data for certain Company products.

                                                      Six Months Ended                            Three Months Ended
                                                          March 31,                                    March 31,
                                          ---------------------------------------      -------------------------------------
                                             2002           2001        % Change           2002          2001      % Change
                                          ----------    ----------     ----------      ------------   ----------   ---------
                                                (in thousands)                              (in thousands)
Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus Brandy                               660           970          (32.0)              297          504       (41.2)
     Citrus Spirits                              274           256            7.2               118          113         4.9
     Rum                                       1,973         2,195          (10.1)            1,126        1,053         7.0
     Cane Spirits                                339           254           33.8               139           95        47.4
   Fortified citrus wine, in gallons           5,107         5,788          (11.8)            2,403        3,108       (22.7)
Premium branded spirits, in cases                181           165            9.8                92           80        14.7
Bottling operations, in cases                  3,180         2,579           23.3             1,748        1,738         0.6
Vinegar
     Bulk, in 100 grain gallons                2,818         2,580            9.2             1,466        1,439         1.7
     Cases                                       358           344            4.2               189          187         1.5
     Drums, in 100 grain gallons                 775           385          101.4               397          239        65.8
Cooking Wine
     Bulk, in gallons                          2,077         1,392           49.2             1,010          696        45.0
     Cases                                       378           417           (9.4)              170          201       (15.2)

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001. Unless otherwise noted, references to 2002 represent the six-month period ended March 31, 2002 and references to 2001 represent the six-month period ended March 31, 2001.

     NET SALES. Net sales were $48.0 million in 2002, an increase of 0.5% from net sales of $47.7 million in 2001.

     Net sales of bulk alcohol products were $17.7 million in 2002, a decrease of 9.8% from net sales of $19.6 million in 2001. The decrease resulted from decreased shipments of brandy, rum and fortified wine. The Company's brandy business has declined due to increased competition, which management believes may be temporary. The Company's fortified wine business has declined as a result of a loss of its Canadian customers. The Company's Canadian customers have replaced the Company's fortified wine products with cheaper, grain-based alcohol products. The Company' s Canadian business amounted to approximately $3.0 million in the year ended September 30, 2001.

     Net sales of premium branded spirits were $9.6 million in 2002, an increase of 18.1% from net sales of $8.1 million in 2001. In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales. Excluding bulk tequila sales, net sales of premium branded spirits were $7.6 million in 2002, a decrease of 5.8% from net sales of $8.1 million in 2001. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 22.4% and 42.9%, respectively, in 2002 compared to 2001. The strong sales increases in Cruzan Rums and Cruzan Flavored Rums were offset by large decreases in sales of Porfidio tequila and Antiqueno Aguardiente. Sales of Porfidio tequila were $1.2 million in 2001. As of September 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments will resume. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of this product to the Company in June 2001. Sales of Antiqueno Aguardiente were $1.1 million in 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. In April 2002, the Company entered into a settlement agreement with the producer of Antiqueno Aguardiente and expects sales of Antiqueno Aguardiente to resume in May 2002. Management believes that the decreases in sales of Porfidio tequila and Antiqueno Aguardiente have not had, and are not expected to have, a material adverse effect on the Company's consolidated results of operations.

     Net sales of the Company's bottling operations were $10.2 million in 2002, an increase of 2.9% from net sales of $9.9 million in 2001. The unit volume of the Company's bottling operations increased 23.3% in 2002 as a result of increased business with an existing customer. However, management expects sales to this customer to decline during 2002. The Company expects that the decline in sales to this customer will be offset by business with a new customer and the introduction of the Company's new ready-to-drink Cruzan premium malt beverages.

     Net sales of vinegar and cooking wine were $10.5 million in 2002, an increase of 3.8% from net sales of $10.1 million in 2001.

     GROSS PROFIT. Gross profit was $14.7 million in 2002, a decrease of 5.0% from gross profit of $15.5 million in 2001. Gross margin decreased to 30.6% in 2002 from 32.4% in 2001. The decrease in gross margin was primarily attributable to a decrease in shipments of brandy, bulk rum and fortified wine.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.8 million in 2002, a decrease of 1.3% from $9.9 million in 2001. Selling, general and administrative expenses decreased primarily as a result of decreased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by reportable segment of the Company for 2002 and 2001.

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                             2002            2001         % CHANGE
                                                         -----------      -----------     ---------
                                                                 (in thousands)
Bulk Alcohol Products                                    $     5,400      $     7,017         (23.1)
Premium Branded Spirits                                         (542)            (825)            -
Bottling Operations                                            1,008               60       1,569.1
Vinegar and Cooking Wine                                       2,103            1,831          14.9
Corporate Operations and Other                                (3,085)          (2,559)            -
                                                         -----------      -----------
                                                         $     4,884      $     5,524         (11.6)
                                                         ===========      ===========

     As a result of the above factors, operating income was $4.9 million in 2002, a decrease of 11.6% from operating income of $5.5 million in 2001. Included in operating loss of premium branded spirits for 2002 was profit of $0.5 million related to bulk tequila sales. Excluding bulk tequila sales, operating loss of premium branded spirits would have been $1.1 million in 2002 compared to $0.8 million in 2001.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable.

     INTEREST EXPENSE. Interest expense was $1.4 million in 2002 and $2.6 million in 2001. The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 as compared to 2001.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 24.1% in both 2002 and 2001. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from U.S. Virgin Islands income taxes through September 2020.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001. Unless otherwise noted, references to 2002 represent the three-month period ended March 31, 2002 and references to 2001 represent the three-month period ended March 31, 2001.

     NET SALES. Net sales were $23.5 million in 2002, a decrease of 7.8% from net sales of $25.5 million in 2001.

     Net sales of bulk alcohol products were $8.9 million in 2002, a decrease of 13.4% from net sales of $10.2 million in 2001. The decrease resulted primarily from decreased shipments of brandy and fortified wine. The Company's brandy business has declined due to increased competition, which management believes may be temporary. The Company's fortified wine business has declined as a result of a loss of its Canadian customers. The Company's Canadian customers have replaced the Company's fortified wine products with cheaper, grain-based alcohol products. The Company's Canadian business amounted to approximately
$3.0 million in the year ended September 30, 2001.

     Net sales of premium branded spirits were $4.2 million in 2002, an increase of 1.5% from net sales of $4.1 million in 2001. Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 35.3% and 39.4%, respectively, in 2002 compared to 2001. The strong sales increases in Cruzan Rums and Cruzan Flavored Rums were offset by large decreases in sales of Porfidio tequila and Antiqueno Aguardiente. Sales of Porfidio tequila were $.7 million in 2001. As of September 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments will resume. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of this product to the Company in June 2001. Sales of Antiqueno Aguardiente were $.5 million in 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. In April 2002, the Company entered into a settlement agreement with the producer of Antiqueno Aguardiente and expects sales of Antiqueno Aguardiente to resume in May 2002. Management believes that the decreases in sales of Porfidio tequila and Antiqueno Aguardiente have not had, and are not expected to have, a material adverse effect on the Company's consolidated results of operations.

     Net sales of the Company's bottling operations were $5.4 million in 2002, a decrease of 8.6% from net sales of $5.9 million in 2001. Sales declined as a result of reduced prices. The unit volume of the Company's bottling operations increased .6% in 2002.

     Net sales of vinegar and cooking wine were $5.0 million in 2002, a decrease of 3.2% from net sales of $5.2 million in 2001. Management believes that the decrease in net sales is due to the timing of customer orders.

     GROSS PROFIT. Gross profit was $7.1 million in 2002, a decrease of 8.2% from gross profit of $7.8 million in 2001. Gross margin decreased to 30.4% in 2002 from 30.5% in 2001. The decrease in gross margin was primarily attributable to a decrease in shipments of brandy and fortified wine.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.7 million in 2002, a decrease of 5.6% from $5.0 million in 2001. Selling, general and administrative expenses decreased primarily as a result of decreased amortization expense.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by reportable segment of the Company for 2002 and 2001.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             -----------------------------
                                                2002               2001          % CHANGE
                                             -----------       -----------      -----------
                                                     (in thousands)
Bulk Alcohol Products                        $     2,511       $     3,628          (30.8)
Premium Branded Spirits                             (371)             (313)             -
Bottling Operations                                  826              (151)             -
Vinegar and Cooking Wine                             956               952            0.5
Corporate Operations and Other                    (1,524)           (1,363)             -
                                             -----------       -----------
                                             $     2,398       $     2,753          (12.9)
                                             ===========       ===========

     As a result of the above factors, operating income was $2.4 million in 2002, a decrease of 12.9% from operating income of $2.8 million in 2001.

     INTEREST INCOME. The Company earns interest income on its cash, short-term investments and notes receivable.

     INTEREST EXPENSE. Interest expense was $0.6 million in 2002 and $1.2 million in 2001. The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 as compared to 2001.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 21.9% in 2002 and 23.3% in 2001. The low tax rate was attributable to the Virgin Islands subsidiary, which has a 90% exemption from U.S. Virgin Islands income taxes through September 2020.

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

     OPERATING ACTIVITIES

     Net cash provided by operating activities in 2002 was $10.9 million, which resulted from $5.8 million in net income adjusted for noncash items, and $5.1 million representing the net change in operating assets and liabilities.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities in 2002 was $6.8 million, which resulted primarily from $3.3 million of capital expenditures and a net increase of $3.2 million in short-term investments.

     Net cash used in financing activities in 2002 was $5.2 million, which resulted from payments of $2.2 million under the revolving credit facility, $2.1 million of long-term debt and $0.9 million in loan costs.

     The Company's revolving credit facility provides for maximum borrowings of $30 million. Borrowings under this facility were $16.8 million at March 31, 2002 (see Note 3 to the Consolidated Financial Statements).

     The Company's bank debt was $54.8 million as of March 31, 2002, and its ratio of total debt to equity was 1.1 to 1.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on March 21, 2002, in West Palm Beach, Florida, for the purpose of electing three Class I directors to hold office for a term of three years.

     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

ELECTION OF DIRECTORS

     All of management's nominees for election as directors as listed in the proxy statement were elected. The results of the election were as follows:

                                                           Abstentions And
Name                         For             Withheld      Broker Non-Votes
----                         ---             --------      ----------------
Godfrey D. Bain              4,762,116         26,850             0
Donald L. Kasun              4,765,316         23,650             0
Thomas A. Valdes             4,765,316         23,650             0

Following the annual meeting, A. Kenneth Pincourt, Jr., Leonard G. Rogers and
K. Ian McLachlan will continue to serve as Class II directors until the 2003 annual meeting and Jay S. Maltby, Edward F. McDonnell and D. Chris Mitchell will continue to serve as Class III directors until the 2004 annual meeting.


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


          Todhunter International, Inc. (6)
10.20     Executive Employment Agreement dated as of July 15, 1999, between A.
          Kenneth Pincourt, Jr. and Todhunter International, Inc. (6)
10.21     Executive Employment Agreement dated as of July 15, 1999, between D.
          Chris Mitchell and Todhunter International, Inc. (6)
10.22 Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial
          Institutions Initially a Signatory thereto, and SouthTrust Bank (7)
11.1      Statement of Computation of Per Share Earnings (8)
21.1      Subsidiaries of Todhunter International, Inc. (2)

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

(8) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the first quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                      /s/ A. Kenneth Pincourt, Jr.
                                        ----------------------------------------
                                        A. Kenneth Pincourt, Jr.
                                        Chairman
                                        and Chief Executive Officer

Date: May 13, 2002                      /s/ Troy Edwards
                                        ----------------------------------------
                                        Troy Edwards
                                        Chief Financial Officer,
                                        Treasurer and Controller