Form 10-Q
period 2002-06-30
TODHUNTER INTERNATIONAL INC
filed 2002-08-13
CIK 98544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                           Commission File No. 1-13453

                          TODHUNTER INTERNATIONAL, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                          59-1284057
---------------------------------    ----------------------------------------
(State or other jurisdiction of          IRS Employer Identification No.
incorporation or organization)

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL            33401
------------------------------------------------------   -------------------
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

Yes   /X/     No   / /

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of August 9, 2002 was 5,549,234.

                          TODHUNTER INTERNATIONAL, INC.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I      FINANCIAL INFORMATION

            Item 1    Financial Statements

                      Consolidated Balance Sheets -
                      June 30, 2002 and September 30, 2001                                         1

                      Consolidated Statements of Income -
                      Nine and Three Months Ended June 30, 2002 and 2001                           3

                      Consolidated Statements of Cash Flows -
                      Nine Months Ended June 30, 2002 and 2001                                     4

                      Notes to Consolidated Financial Statements                                   5

            Item 2    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   11

            Item 3    Quantitative and Qualitative Disclosures About Market Risk                  17

PART II     OTHER INFORMATION

            Item 1    Legal Proceedings                                                           17

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,           September 30,
                                                                        2002                2001
                                                                  ----------------     ----------------
                                                                    (Unaudited)                *
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $      2,788,876     $      5,624,029
     Short-term investments                                             11,452,515            8,533,851
     Trade receivables                                                  16,358,173           14,719,578
     Other receivables                                                   1,501,059            3,058,471
     Inventories                                                        28,192,940           27,483,329
     Notes receivable, current maturities                                   75,195               72,973
     Deferred income taxes                                               1,528,250            1,544,000
     Other current assets                                                3,136,061            2,348,135
                                                                  ----------------     ----------------
         Total current assets                                           65,033,069           63,384,366
                                                                  ----------------     ----------------

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees                          1,865,138            1,729,103
Notes receivable from affiliate                                          3,833,851            3,560,923
Notes receivable, less current maturities                                  607,387              663,785
                                                                  ----------------     ----------------
                                                                         6,306,376            5,953,811
                                                                  ----------------     ----------------

PROPERTY AND EQUIPMENT                                                  88,612,783           85,198,203
     Less accumulated depreciation                                      46,259,801           43,729,941
                                                                  ----------------     ----------------
                                                                        42,352,982           41,468,262
                                                                  ----------------     ----------------

GOODWILL, less accumulated amortization                                 20,524,404           20,524,404
OTHER ASSETS                                                             2,951,904            2,257,321
                                                                  ----------------     ----------------
                                                                  $    137,168,735     $    133,588,164
                                                                  ================     ================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                   September 30,
                                                                               2002                         2001
                                                                         ----------------            ------------------
                                                                            (Unaudited)                       *
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                $      4,000,000            $        4,000,000
     Accounts payable                                                           4,821,125                     5,169,242
     Accrued expenses                                                           2,010,940                     2,325,704
                                                                         ----------------            ------------------
         Total current liabilities                                             10,832,065                    11,494,946

LONG-TERM DEBT, less current maturities                                        54,460,302                    55,684,549

DEFERRED INCOME TAXES                                                           4,069,750                     3,874,000

OTHER LIABILITIES                                                               1,339,450                     1,314,036
                                                                         ----------------            ------------------
                                                                               70,701,567                    72,367,531
                                                                         ----------------            ------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share;
         authorized 2,500,000 shares;
         no shares issued                                                               -                             -
     Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued 5,648,434 shares
         as of June 30, 2002 and 5,612,934 shares as of
         September 30, 2001                                                        56,484                        56,129
     Additional paid-in capital                                                18,538,659                    18,326,014
     Accumulated other comprehensive loss                                               -                       (63,000)
     Retained earnings                                                         48,609,805                    43,639,270
                                                                         ----------------            ------------------
                                                                               67,204,948                    61,958,413
     Less cost of 99,200 shares of treasury stock                                (737,780)                     (737,780)
                                                                         ----------------            ------------------
                                                                               66,467,168                    61,220,633
                                                                         ----------------            ------------------
                                                                         $    137,168,735            $      133,588,164
                                                                         ================            ==================

*From audited financial statements.
See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Nine Months Ended June 30,         Three Months Ended June 30,
                                               ------------------------------    -------------------------------
                                                    2002             2001            2002              2001
                                               -------------    -------------    -------------     -------------
Sales                                          $  97,693,371    $  96,612,444    $  34,377,199     $  34,298,350
    Less excise taxes                             22,920,434       22,782,127        7,568,177         8,205,507
                                               -------------    -------------    -------------     -------------
    Net sales                                     74,772,937       73,830,317       26,809,022        26,092,843

Cost of goods sold                                51,430,780       49,434,703       18,164,855        17,165,426
                                               -------------    -------------    -------------     -------------
    Gross profit                                  23,342,157       24,395,614        8,644,167         8,927,417

Selling, general and administrative expenses      15,592,695       15,235,239        5,778,418         5,290,981
                                               -------------    -------------    -------------     -------------
    Operating income                               7,749,462        9,160,375        2,865,749         3,636,436
                                               -------------    -------------    -------------     -------------

Other income (expense):
    Interest income                                  480,619          690,691          107,986           234,429
    Interest expense                              (2,070,276)      (3,821,304)        (649,550)       (1,262,607)
    Equity in income (losses) of equity
        investees                                    136,035           57,770          (21,378)           (2,126)
    Other, net                                       327,212          112,476           81,406            (5,256)
                                               -------------    -------------    -------------     -------------
                                                  (1,126,410)      (2,960,367)        (481,536)       (1,035,560)
                                               -------------    -------------    -------------     -------------

Income before income taxes                         6,623,052        6,200,008        2,384,213         2,600,876
                                               -------------    -------------    -------------     -------------

Income tax expense (benefit):
    Current                                        1,441,017        2,058,564          444,267           841,030
    Deferred                                         211,500         (507,750)         185,000          (158,750)
                                               -------------    -------------    -------------     -------------
                                                   1,652,517        1,550,814          629,267           682,280
                                               -------------    -------------    -------------     -------------

    Net Income                                 $   4,970,535    $   4,649,194    $   1,754,946     $   1,918,596
                                               =============    =============    =============     =============

Earnings per common share:
    Basic                                      $        0.90    $        0.84    $        0.32     $        0.35
                                               =============    =============    =============     =============
    Diluted                                    $        0.88    $        0.84    $        0.31     $        0.35
                                               =============    =============    =============     =============

Common shares and equivalents outstanding:
    Basic                                          5,518,675        5,513,734        5,528,558         5,513,734
                                               =============    =============    =============     =============
    Diluted                                        5,631,189        5,526,049        5,661,247         5,537,476
                                               =============    =============    =============     =============

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended June 30,
                                                                        ----------------------------------------
                                                                               2002                     2001
                                                                        ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $     4,970,535          $     4,649,194
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                         3,902,721                3,531,444
         Amortization                                                           292,650                1,143,206
         (Gain) loss on sale of property and equipment                          (30,373)                  30,775
         Equity in income of equity investees                                  (136,035)                 (57,770)
         Deferred income taxes                                                  211,500                 (507,750)
         Changes in assets and liabilities:
         (Increase) decrease in:
              Receivables                                                       (81,183)                (851,734)
              Inventories                                                      (709,611)              (5,976,203)
              Other current assets                                             (787,925)               1,197,266
         Increase (decrease) in:
              Accounts payable                                                 (348,117)               1,654,636
              Accrued expenses                                                 (314,764)                 488,736
              Other liabilities                                                  25,414                   86,669
                                                                        ---------------          ---------------
         Net cash provided by operating activities                            6,994,811                5,388,469
                                                                        ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                                58,598                   (4,470)
     Principal payments received on notes receivable                             68,045                3,463,937
     Purchase of property and equipment                                      (4,815,666)              (4,821,175)
     Disbursements for notes receivable                                        (286,797)                  (9,300)
     Net purchase of short-term investments                                  (2,918,664)              (2,805,973)
     Investments in subsidiaries                                                      -                 (150,000)
     Increase in other assets                                                   (34,400)                (233,556)
                                                                        ---------------          ---------------
         Net cash used in investing activities                          $    (7,928,884)         $    (4,560,537)
                                                                        ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line of credit                                $     1,900,000          $     6,420,000
     Issuance of common stock                                                   213,000                        -
     Disbursements for loan costs                                              (889,833)                (152,500)
     Principal payments on long-term borrowings                              (3,124,247)              (6,079,290)
                                                                        ---------------          ---------------
         Net cash provided by (used in) financing activities                 (1,901,080)                 188,210
                                                                        ---------------          ---------------

         Net increase (decrease) in cash and cash equivalents                (2,835,153)               1,016,142

Cash and cash equivalents:
     Beginning                                                                5,624,029                3,245,866
                                                                        ---------------          ---------------
     Ending                                                             $     2,788,876          $     4,262,008
                                                                        ===============          ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                       $     2,059,474          $     3,864,712
                                                                        ===============          ===============
         Income taxes                                                   $     1,271,488          $     1,671,292
                                                                        ===============          ===============

See Notes to Consolidated Financial Statements.

                          TODHUNTER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

Note 2.  Inventories

The major components of inventories are:

                                                     June 30, 2002                   September 30, 2001
                                                   ------------------               -------------------
                                                      (Unaudited)
        Finished goods                             $       16,016,856               $        16,879,276
        Work in process                                     2,066,665                           598,648
        Raw materials and supplies                         10,109,419                        10,005,405
                                                   ------------------               -------------------

                                                   $       28,192,940               $        27,483,329
                                                   ==================               ===================

                                   (Unaudited)

Note 3.  Financing Arrangements

Long-term debt consists of the following as of June 30, 2002:

     Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2002 was 4.59%. Quarterly principal installments of
         $1,000,000 through September 30, 2006 with any remaining balance due
         September 30, 2006.                                                         $     37,000,000

     Revolving loans under a credit agreement (i), interest payable monthly based on either the Eurodollar or prime rate at the Company's option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2002 was 3.59% to 5.25%. The revolving lines of credit
         terminate in October 2004.                                                        20,900,000

     Other                                                                                    560,302
                                                                                     ----------------
                                                                                           58,460,302
     Less current maturities                                                                4,000,000
                                                                                     -----------------
                                                                                     $     54,460,302
                                                                                     ================

(i) In October 2001, the Company entered into a $70 million credit agreement, which consists of a $40 million term loan and a $30 million revolving loan facility. The credit agreement is collateralized principally by all assets located in the United States of America. The new credit agreement replaced all borrowings under the previous finance agreement and increased the Company's borrowing capacity from $59 million to $70 million. Under the agreement, the Company is restricted from paying dividends to stockholders and is subject to a number of financial covenants, including requirements to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain minimum fixed charge and interest coverage ratios.

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

                                                          Nine Months Ended                 Three Months Ended
                                                              June 30,                           June 30,
                                                   ------------------------------      ---------------------------
                                                       2002              2001              2002           2001
                                                   ------------     -------------      ------------   ------------
Net income                                         $  4,970,535     $   4,649,194      $  1,754,946   $  1,918,596
                                                   ============     =============      ============   ============
Determination of shares:
   Weighted average number of
       common shares outstanding                      5,513,734         5,513,734         5,528,558      5,513,734
   Shares issuable on exercise
       of stock options, net of shares assumed
       to be purchased out of proceeds                  117,455            12,315           132,689         23,742
                                                   ------------     -------------      ------------   ------------
   Average common shares outstanding for
       diluted earnings per share computation         5,631,189         5,526,049         5,661,247      5,537,476
                                                   ============     =============      ============   ============

Earnings per common share:
    Basic                                          $       0.90     $        0.84      $       0.32   $       0.35
                                                   ============     =============      ============   ============
    Diluted                                        $       0.88     $        0.84      $       0.31   $       0.35
                                                   ============     =============      ============   ============

The Company's Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The effect of this exemption was to increase earnings per share by $0.12 and $0.04 for the nine and three months ended June 30, 2002, respectively, and $0.15 and $0.06 for the nine and three months ended June 30, 2001, respectively.

Note 5.  Segment and Geographical Information

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in four segments:

         - Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
         -     Premium Branded Spirits (primarily rum and flavored rum)
         - Bottling Operations (contract bottling services and proprietary and private label products)
         - Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

The accounting policies of the reportable segments are the same as those referred to in Note 1 to these consolidated financial statements. The Company evaluates the performance of its reportable segments based on income before income taxes, equity in income or loss of equity investee, interest income and interest expense. Material intersegment sales and transfers have been eliminated.

                                   (Unaudited)

Net sales, operating income (loss), depreciation and amortization, and capital expenditures for the Company's reportable segments for the nine and three months ended June 30, 2002 and 2001, and identifiable assets as of June 30, 2002 and 2001, were as follows:

                                                     Nine Months Ended                   Three Months Ended
                                                          June 30,                             June 30,
                                              -------------------------------      ----------------------------
                                                   2002             2001               2002            2001
                                              -------------------------------      ----------------------------
                                                        (in thousands)                     (in thousands)
Net Sales
   Bulk Alcohol Products                      $       26,911    $      30,292      $       9,219    $    10,686
   Premium Branded Spirits                            17,162           12,763              7,578          4,646
   Bottling Operations                                14,923           15,432              4,718          5,515
   Vinegar and Cooking Wine                           15,777           15,343              5,294          5,246
                                              --------------    -------------      -------------    -----------
                                              $       74,773    $      73,830      $      26,809         26,093
                                              ==============    =============      =============    ===========

Operating Income (Loss)
   Bulk Alcohol Products                      $        8,235    $      10,635      $       2,835          3,618
   Premium Branded Spirits                              (230)            (930)               312           (105)
   Bottling Operations                                   973              436                (35)           376
   Vinegar and Cooking Wine                            3,306            3,101              1,203          1,270
   Corporate Operations and Other                     (4,535)          (4,082)            (1,450)        (1,523)
                                              --------------    -------------      -------------    -----------
                                              $        7,749    $       9,160      $       2,865    $     3,636
                                              ==============    =============      =============    ===========

Depreciation and Amortization
   Bulk Alcohol Products                      $        2,226    $       2,409      $         765    $       823
   Premium Branded Spirits                               104              135                 33             46
   Bottling Operations                                 1,193            1,096                381            366
   Vinegar and Cooking Wine                              352              851                118            286
   Corporate Operations and Other                        320              184                106             64
                                              --------------    -------------      -------------    -----------
                                              $        4,195    $       4,675      $       1,403    $     1,585
                                              ==============    =============      =============    ===========

Capital Expenditures
   Bulk Alcohol Products                      $        3,757    $       2,215      $       1,066    $       650
   Premium Branded Spirits                                63              203                  4              -
   Bottling Operations                                   687            1,865                344          1,258
   Vinegar and Cooking Wine                              193              488                115            132
   Corporate Operations and Other                        116               50                  -              6
                                              --------------    -------------      -------------    -----------
                                              $        4,816    $       4,821      $       1,529    $     2,046
                                              ==============    =============      =============    ===========

                                                           June 30,
                                              --------------------------------
                                                   2002              2001
                                              --------------------------------
                                                        (in thousands)
Identifiable Assets
   Bulk Alcohol Products                      $       71,355    $      68,741
   Premium Branded Spirits                             8,153            9,262
   Bottling Operations                                25,447           24,631
   Vinegar and Cooking Wine                           20,167           21,096
   Corporate Operations and Other                     12,047            9,992
                                              --------------    -------------
                                              $      137,169    $     133,722
                                              ==============    =============

                                   (Unaudited)

Sales and operating income for the nine and three months ended June 30, 2002 and 2001 and identifiable assets as of June 30, 2002 and 2001, classified by geographic area, were as follows:

                                                            U.S. Virgin
                                                          Islands and the
                                        United States         Bahamas          Consolidated
                                       ---------------   -----------------    --------------
                                                         (in thousands)
NINE MONTHS ENDED

June 30, 2002:
     Net sales                         $       67,019    $          7,754       $    74,773
     Operating income                           5,752               1,997             7,749
     Identifiable assets                       95,563              41,606           137,169

June 30, 2001:
     Net sales                                 64,904               8,926            73,830
     Operating income                           6,344               2,816             9,160
     Identifiable assets                       94,148              39,574           133,722

THREE MONTHS ENDED

June 30, 2002:
     Net sales                         $       23,823    $          2,986       $    26,809
     Operating income                           2,042                 823             2,865

June 30, 2001:
     Net sales                                 22,788               3,305            26,093
     Operating income                           2,476               1,160             3,636

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $7,948,000 and $2,837,000 for the nine and three months ended June 30, 2002, respectively, and $4,791,000 and $1,680,000 for the nine and three months ended June 30, 2001, respectively.

Note 6.  Comprehensive Income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the nine and three months ended June 30, 2002 and 2001 was as follows:

                                                              Nine Months Ended             Three Months Ended
                                                                   June 30,                       June 30,
                                                         --------------------------     ---------------------------
                                                             2002           2001           2002           2001
                                                         -----------     ----------     ----------    -------------
                                                                 (in thousands)                 (in thousands)
Net income                                               $     4,970     $    4,649     $    1,755    $       1,918
Other comprehensive income, interest rate cap
     adjustment                                                   63            136              -               51
                                                         -----------     ----------     ----------    -------------
                                                         $     5,033     $    4,785     $    1,755    $       1,969
                                                         ===========     ==========     ==========    =============

                                   (Unaudited)

Note 7.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; instead, SFAS 142 requires that these assets be reviewed for impairment at least annually. The Company adopted SFAS 142 effective October 1, 2001. As required by SFAS 142, the Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of October 1, 2001. The following table presents the adjusted net income and earnings per share of the Company, adding back the goodwill amortization net of income taxes, for the nine and three months ended June 30, 2001, as if the Company had adopted SFAS 142 as of October 1, 2000.

                                                              Nine Months Ended             Three Months Ended
                                                                   June 30,                       June 30,
                                                         --------------------------     ---------------------------
                                                             2002           2001           2002            2001
                                                         -----------     ----------     ----------    -------------
                                                                 (in thousands)                 (in thousands)
Reported Net Income                                      $     4,970     $    4,649     $    1,755    $       1,918
     Add back: Goodwill amortization, net                          -            642              -              226
                                                         -----------     ----------     ----------    -------------
     Adjusted net income                                 $     4,970     $    5,291     $    1,755    $       2,144
                                                         ===========     ==========     ==========    =============

Basic Earning Per Share:
     Reported net income                                 $      0.90     $     0.84     $     0.32    $        0.35
     Goodwill amortization                                         -           0.12              -             0.04
                                                         -----------     ----------     ----------    -------------
     Adjusted net income                                 $      0.90     $     0.96     $     0.32    $        0.39
                                                         ===========     ==========     ==========    =============

Diluted earnings per share:
     Reported net income                                 $      0.88     $     0.84     $     0.31    $        0.35
     Goodwill amortization                                         -           0.12              -             0.04
                                                         -----------     ----------     ----------    -------------
     Adjusted net income                                 $      0.88     $     0.96     $     0.31    $        0.39
                                                         ===========     ==========     ==========    =============

Note 8.  Legal Proceedings

     As previously reported (see Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001), the Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the "BATF") had advised the Company that it was conducting an investigation of shipments made by various U.S. alcohol producers to certain countries formerly included in the Soviet Union. The BATF had indicated that it believed that certain of the Company's export shipments may not have conformed to the specifications required by the BATF, and that this nonconformity may have violated U.S. law.

     In June 2002, the Company entered into agreements with the BATF providing for the following: (a) the Company agreed to pay a total of $400,000 in taxes and forfeitures, which was paid in June 2002; (b) the Company agreed to a four-day suspension (which was served in July 2002) of the Company's federal basic permit at its Florida facilities; and (c) the BATF has indicated that it will not seek any further actions against or penalties from the Company with respect to the shipments in question.

     Management believes that the suspension and penalty have not had and will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis contains "Forward-Looking Statements," as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some Forward-Looking Statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects." Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the Forward-Looking Statements: business conditions and fluctuations in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions. The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information or future events.

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001, (ii) consolidated results of operations of the Company for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and (iii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain amounts presented in this
Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

     Information regarding the net sales, operating income and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 5 to the consolidated financial statements in this Report.

     The Company's net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company's products. Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in bottling operations and vinegar and cooking wine operations.

     The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine. The size and timing of these orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter. Additionally, some Company products generate higher profit margins than others, and changes in the Company's product mix can cause gross margins to fluctuate. Certain aspects of the Company's business are seasonal, with increased demand for the Company's contract bottling services from April to October and increased production of the Company's bulk alcohol products from November to June, corresponding to the Florida citrus harvest. As a result of these factors, the Company's operating results may vary significantly from quarter to quarter.

     Net sales represent the Company's gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company. In addition, excise taxes are payable on sales of industrial alcohol to certain customers. Accordingly, excise taxes vary from period to period depending upon the Company's product and customer mix.

RESULTS OF OPERATIONS

The following table sets forth statement of income items as a percentage of net sales.

                                                     Nine Months Ended                   Three Months Ended
                                                          June 30,                            June 30,
                                             --------------------------------       ---------------------------
                                                 2002                 2001            2002              2001
                                             -----------           ----------       --------          ---------
Net sales                                          100.0%               100.0%         100.0%             100.0%
Cost of goods sold                                  68.8                 67.0           67.8               65.8
                                             -----------           ----------       --------          ---------
Gross margin                                        31.2                 33.0           32.2               34.2
Selling, general and
  administrative expenses                           20.9                 20.6           21.6               20.3
                                             -----------           ----------       --------          ---------
Operating income                                    10.3                 12.4           10.6               13.9
Interest expense                                    (2.8)                (5.2)          (2.4)              (4.8)
Other income, net                                    1.3                  1.2            0.6                0.9
                                             -----------           ----------       --------          ---------
Income before income taxes                           8.8                  8.4            8.8               10.0
Income tax expense                                  (2.2)                (2.1)          (2.3)              (2.6)
                                             -----------           ----------       --------          ---------
Net income                                           6.6%                 6.3%           6.5%               7.4%
                                             ===========           ==========       ========          =========

The following table provides information on net sales of certain Company products.

                                          Nine Months Ended                         Three Months Ended
                                              June 30,                                   June 30,
                               -------------------------------------     -------------------------------------
                                  2002          2001       % Change          2002           2001      % Change
                               -----------   -----------  ----------     -----------    -----------   --------
                                           (in thousands)                             (in thousands)
Bulk Alcohol Products          $    26,911   $    30,292       (11.2)    $     9,219    $    10,686      (13.7)
Premium Branded Spirits             17,162        12,763        34.5           7,578          4,646       63.1
Bottling Operations                 14,923        15,432        (3.3)          4,718          5,515      (14.4)
Vinegar and Cooking Wine            15,777        15,343         2.8           5,294          5,246        0.9
                               -----------   -----------                 -----------    -----------
                               $    74,773   $    73,830         1.3     $    26,809    $    26,093        2.7
                               ===========   ===========                 ===========    ===========

The following table provides unit sales volume data for certain Company products.

                                                     Nine Months Ended                            Three Months Ended
                                                          June 30,                                     June 30,
                                          ---------------------------------------      -------------------------------------
                                             2002          2001         % Change           2002          2001      % Change
                                          ----------    ----------     ----------      ------------   ----------   ---------
                                                      (in thousands)                              (in thousands)
Bulk alcohol products:
   Distilled products, in proof gallons
     Citrus Brandy                               928         1,227          (24.4)              268          257        (4.2)
     Citrus Spirits                              430           484          (11.2)              156          228       (32.0)
     Rum                                       3,238         3,397           (4.7)            1,265        1,202         5.2
     Cane Spirits                                485           420           15.6               146          166       (12.2)
   Fortified citrus wine, in gallons           7,613         8,978          (15.2)            2,506        3,190       (21.4)
Premium branded spirits, in cases                414           260           59.0               233           95       144.3
Bottling operations, in cases                  4,540         4,470            1.6             1,360        1,891       (28.0)
Vinegar
     Bulk, in 100 grain gallons                4,112         3,978            3.4             1,294        1,398        (7.3)
     Cases                                       518           509            1.9               160          165        (2.7)
     Drums, in 100 grain gallons               1,302           816           59.5               527          431        22.1
Cooking Wine
     Bulk, in gallons                          3,350         2,088           60.4             1,273          696        82.9
     Cases                                       519           588          (11.7)              141          171       (17.2)

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30,
2001. Unless otherwise noted, references to 2002 represent the nine-month period ended June 30, 2002 and references to 2001 represent the nine-month period ended June 30, 2001.

     NET SALES. Net sales were $74.8 million in 2002, an increase of 1.3% from net sales of $73.8 million in 2001.

     Net sales of bulk alcohol products were $26.9 million in 2002, a decrease of 11.2% from net sales of $30.3 million in 2001. The decrease resulted from decreased shipments of brandy, rum and fortified wine. The Company's brandy business has declined due to increased competition, which management believes may be temporary; the Company's fortified wine business has also declined as a result of increased competition.

     Net sales of premium branded spirits were $17.2 million in 2002, an increase of 34.5% from net sales of $12.8 million in 2001. In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales and $1.2 million of new Cruzan ready-to-drink products. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company's premium branded spirits segment. The Company sold approximately 100,000 cases of the new product, representing net sales of $1.2 million through June 30, 2002. There can be no assurance that sales of the new Cruzan ready-to-drink products will continue at this level in the future. In addition, due to more competition within the ready-to-drink product category, the gross margin on the new Cruzan ready-to-drink products is lower than other premium branded spirits in this segment. Excluding bulk tequila and Cruzan ready-to-drink product sales, net sales of premium branded spirits were $14.1 million in 2002, an increase of 10.1% from net sales of $12.8 million in 2001.

     Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 19.8% and 51.8%, respectively, in 2002 compared to 2001. The strong sales increases in Cruzan Rums and Cruzan Flavored Rums were offset by large decreases in sales of Porfidio tequila and Antiqueno Aguardiente. Sales of Porfidio tequila were $1.4 million in 2001. As of September 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments will resume. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of this product to the Company in June 2001. Sales of Antiqueno Aguardiente were $1.5 million in 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. The Company entered into a settlement agreement with the producer of Antiqueno Aguardiente in April 2002. Pursuant to the settlement agreement, the Company has been reappointed exclusive U.S. importer of Antiqueno Aguardiente for a four-year period. The Company resumed sales of Antiqueno Aguardiente in June 2002. Management believes that the decreases in sales of Porfidio tequila and Antiqueno Aguardiente have not had, and are not expected to have, a material adverse effect on the Company's consolidated results of operations.

     Net sales of the Company's bottling operations were $14.9 million in 2002, a decrease of 3.3% from net sales of $15.4 million in 2001. The unit volume of the Company's bottling operations increased 1.6% in 2002. Management expects bottling operations to decline slightly during 2002.

     Net sales of vinegar and cooking wine were $15.8 million in 2002, an increase of 2.8% from net sales of $15.3 million in 2001.

     GROSS PROFIT. Gross profit was $23.3 million in 2002, a decrease of 4.3% from gross profit of $24.4 million in 2001. Gross margin decreased to 31.2% in 2002 from 33.0% in 2001. The decrease in gross margin was primarily attributable to a decrease in shipments of brandy, bulk rum and fortified wine.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.6 million in 2002, an increase of 2.3% from $15.2 million in 2001. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. There was no goodwill amortization in 2002 compared to $1.0 million in 2001. Excluding goodwill amortization in 2001, selling, general and administrative expenses were $15.6 million in 2002, an increase of 9.6% from $14.2 million in 2001. Selling, general and administrative expenses increased primarily as a result of increased selling and marketing expenses related to the Company's premium branded spirits business and increased corporate overhead.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by reportable segment of the Company for 2002 and 2001.

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                         ----------------------------
                                                              2002             2001          % CHANGE
                                                         -----------      -----------        ---------
                                                                 (in thousands)
Bulk Alcohol Products                                    $     8,235      $    10,635            (22.6)
Premium Branded Spirits                                         (230)            (930)               -
Bottling Operations                                              973              436            123.0
Vinegar and Cooking Wine                                       3,306            3,101              6.6
Corporate Operations and Other                                (4,535)          (4,082)               -
                                                         -----------      -----------
                                                         $     7,749      $     9,160            (15.4)
                                                         ===========      ===========

     As a result of the above factors, operating income was $7.7 million in 2002, a decrease of 15.4% from operating income of $9.2 million in 2001. Included in the operating loss of premium branded spirits for 2002 was profit of $0.5 million related to bulk tequila sales. Excluding bulk tequila sales, the operating loss of premium branded spirits would have been $0.7 million in 2002 compared to $0.9 million in 2001.

     INTEREST EXPENSE. Interest expense was $2.1 million in 2002 and $3.8 million in 2001. The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 as compared to 2001.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 25.0% in both 2002 and 2001. The low tax rate was attributable to a 90% exemption of the Company's U.S. Virgin Islands subsidiary from U.S. Virgin Islands income taxes. This exemption is effective through September 2020.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001. Unless otherwise noted, references to 2002 represent the three-month period ended June 30, 2002 and references to 2001 represent the three-month period ended June 30, 2001.

     NET SALES. Net sales were $26.8 million in 2002, an increase of 2.7% from net sales of $26.1 million in 2001.

     Net sales of bulk alcohol products were $9.2 million in 2002, a decrease of 13.7% from net sales of $10.7 million in 2001. The decrease resulted primarily from decreased shipments of brandy and fortified wine. The Company's brandy business has declined due to increased competition, which management believes may be temporary; the Company's fortified wine business has also declined as a result of increased competition.

     Net sales of premium branded spirits were $7.6 million in 2002, an increase of 63.1% from net sales of $4.6 million in 2001. During 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company's premium branded spirits segment. The Company sold approximately 100,000 cases of the new product, representing net sales of $1.2 million in 2002. There can be no assurance that sales of the new Cruzan ready-to-drink products will continue at this level in the future. In addition, due to more competition within the ready-to-drink product category, the gross margin on the new Cruzan ready-to-drink products is lower than other premium branded spirits in this segment. Excluding Cruzan ready-to-drink product sales, net sales of premium branded spirits were $6.4 million in 2002, an increase of 38.0% from net sales of $4.6 million in 2001.

     Sales of the Company's Cruzan Rums and Cruzan Flavored Rums increased 15.6% and 63.1%, respectively, in 2002 compared to 2001. The Company entered into a settlement agreement with the producer of Antiqueno Aguardiente in April 2002, and shipments resumed in June 2002. Pursuant to the settlement agreement, the Company has been reappointed exclusive U.S. importer of Antiqueno Aguardiente for a four-year period. The sales increases in Antiqueno Aguardiente, Cruzan Rums and Cruzan Flavored Rums were offset by a decrease in sales of Porfidio tequila. Sales of Porfidio tequila were $0.2 million in 2001. As of September 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments will resume. Management believes that the decrease in sales of Porfidio tequila has not had, and is not expected to have, a material adverse effect on the Company's consolidated results of operations.

     Net sales of the Company's bottling operations were $4.7 million in 2002, a decrease of 14.4% from net sales of $5.5 million in 2001. The unit volume of the Company's bottling operations decreased 28.0% in 2002. Due to increased competition in the ready-to-drink category, certain of the Company's customers have reduced orders for contract bottling. At this time, management is not sure whether this sales decline is temporary.

     Net sales of vinegar and cooking wine were $5.3 million in 2002, an increase of 0.9% from net sales of $5.2 million in 2001.

     GROSS PROFIT. Gross profit was $8.6 million in 2002, a decrease of 3.2% from gross profit of $8.9 million in 2001. Gross margin decreased to 32.2% in 2002 from 34.2% in 2001. The decrease in gross margin was primarily attributable to a decrease in shipments of brandy and fortified wine and an increase in sales of the Company's Cruzan ready-to-drink products, that have a lower gross margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.8 million in 2002, an increase of 9.2% from $5.3 million in 2001. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. There was no goodwill amortization in 2002 compared to $0.3 million of amortization in 2001. Excluding amortization in 2001, selling, general and administrative expenses were $5.8 million in 2002, an increase of 16.6% from $5.0 million in

2001. Selling, general and administrative expenses increased primarily as a result of increased selling and marketing expenses related to the Company's premium branded spirits business and increased corporate overhead.

     OPERATING INCOME. The following table sets forth the operating income
(loss) by reportable segment of the Company for 2002 and 2001.

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                         -----------------------------
                                                               2002            2001           % CHANGE
                                                         -----------       -----------        ---------
                                                                 (in thousands)
Bulk Alcohol Products                                    $     2,835       $     3,618            (21.6)
Premium Branded Spirits                                          312              (105)               -
Bottling Operations                                              (35)              376                -
Vinegar and Cooking Wine                                       1,203             1,270             (5.3)
Corporate Operations and Other                                (1,450)           (1,523)               -
                                                         -----------       -----------
                                                         $     2,865       $     3,636            (21.2)
                                                         ===========       ===========

     As a result of the above factors, operating income was $2.9 million in 2002, a decrease of 21.2% from operating income of $3.6 million in 2001.

     INTEREST EXPENSE. Interest expense was $0.6 million in 2002 and $1.3 million in 2001. The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 as compared to 2001.

     INCOME TAX EXPENSE. The Company's effective income tax rate was 26.4% in 2002 and 26.2% in 2001. The low tax rate was attributable to a 90% exemption of the Company's U.S. Virgin Islands subsidiary from U.S. Virgin Islands income taxes. This exemption is effective through September 2020.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and receivables. The Company's liquidity has historically been generated by cash flow from operations and borrowings under its line of credit. For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries. The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June. The Company generally begins purchasing citrus molasses in November and builds inventory of citrus brandy and spirits. Due to the short life of the citrus molasses it purchases, the Company must manufacture and build inventory while raw materials are available. Another seasonal business of the Company is its contract bottling services. Demand for contract bottling services is highest during the months from April through October. Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term needs. Some of the Company's manufacturing operations are seasonal, and the Company's borrowings under its line of credit vary during the year.

     OPERATING ACTIVITIES

     Net cash provided by operating activities in 2002 was $7.0 million, which resulted from $9.2 million in net income adjusted for noncash items, and a $2.2 million use of cash representing the net change in operating assets and liabilities.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities in 2002 was $7.9 million, which resulted primarily from $4.8 million of capital expenditures and a net increase of $3.0 million in short-term investments.

     Net cash used in financing activities in 2002 was $1.9 million, which resulted from borrowings of $1.9 million under the revolving credit facility offset by payments of $3.1 million of long-term debt and $0.9 million in loan costs.

     The Company's revolving credit facility provides for maximum borrowings of $30 million. Borrowings under this facility were $20.9 million at June 30, 2002 (see Note 3 to the consolidated financial statements in this Report).

     At June 30, 2002, the Company's bank debt was $57.9 million, and its ratio of total debt to equity was 1.1 to 1.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under this Item is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported (see Item 3, "Legal Proceedings," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001), the Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the "BATF") had advised the Company that it was conducting an investigation of shipments made by various U.S. alcohol producers to certain countries formerly included in the Soviet Union. The BATF had indicated that it believed that certain of the Company's export shipments may not have conformed to the specifications required by the BATF, and that this nonconformity may have violated U.S. law.

     In June 2002, the Company entered into agreements with the BATF providing for the following: (1) the Company agreed to pay a total of $400,000 in taxes and forfeitures, which was paid in June 2002; (2) the Company agreed to a four-day suspension (which was served in July 2002) of the Company's federal basic permit at its Florida facilities; and (3) the BATF has indicated that it will not seek any further actions against or penalties from the Company with respect to the shipments in question.

     Management believes that the suspension and penalty have not had and will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2           Amended and Restated By-Laws of Todhunter International, Inc. (6)
4.1           Form of Todhunter International, Inc. Common Stock Certificate (1)
10.6          Todhunter International, Inc. 1992 Stock Option Plan, as
              amended (3)
10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante,
              Ltd. (4)
10.16 Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and Adams Wine Company d/b/a
              Monarch Wine Company of Georgia, and Howard J. Weinstein, David Paszamant, Jay Paszamant and Matthew Paszamant (5)
10.18 Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (6)
10.19 Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter International, Inc. (6)
10.20 Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and Todhunter International,
              Inc. (6)
10.21 Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc. (6)
10.22 Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank (7)
11.1          Statement of Computation of Per Share Earnings (8)
21.1          Subsidiaries of Todhunter International, Inc. (2)
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

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

(8) Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)      Filed herewith.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the third quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2002          /s/ A. Kenneth Pincourt, Jr.
                              --------------------------------------------------
                              A. Kenneth Pincourt, Jr.
                              Chairman and Chief Executive Officer


Date: August 9, 2002          /s/ Troy Edwards
                              --------------------------------------------------
                              Troy Edwards
                              Chief Financial Officer, Treasurer and Controller