Form 10-K
period 2002-09-30
TODHUNTER INTERNATIONAL INC
filed 2002-12-19
CIK 98544

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002      COMMISSION FILE NUMBER 1-13453

                                   ----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 2002 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $21,401,996.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of December 5, 2002, was 5,572,234.

         There were no shares of Preferred Stock outstanding as of December 5, 2002.

         Documents Incorporated by Reference: Part III - Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 2003 annual stockholders' meeting.

================================================================================

INTRODUCTORY NOTE

         THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 (THE "FORM 10-K") CONTAINS "FORWARD-LOOKING STATEMENTS," AS DEFINED IN
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). FORWARD-LOOKING STATEMENTS ARE STATEMENTS OTHER THAN HISTORICAL INFORMATION OR STATEMENTS OF CURRENT CONDITION AND RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SOME FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF SUCH TERMS AS "BELIEVES," "ANTICIPATES," "INTENDS" OR "EXPECTS." SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING IS A LIST OF FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS: CHANGES IN BUSINESS CONDITIONS IN CERTAIN MARKET SEGMENTS AND THE GENERAL ECONOMY; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND PRICE PRESSURES; AVAILABILITY OF THIRD-PARTY COMPONENT PRODUCTS AT REASONABLE PRICES; INCREASED EXCISE TAXES; FOREIGN CURRENCY EXPOSURE; CHANGES IN PRODUCT MIX BETWEEN AND AMONG PRODUCT LINES; LOWER THAN EXPECTED CUSTOMER ORDERS AND QUARTERLY SEASONAL FLUCTUATIONS OF THOSE ORDERS; AND PRODUCT SHIPMENT INTERRUPTIONS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

         Todhunter International, Inc. (the "Company") is a leading producer and supplier of brandy, rum, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine. The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands, and purchases certain products for resale. The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964. All references in this report to "Fiscal 2002," "Fiscal 2001" and "Fiscal 2000" shall refer to the Company's fiscal years ended September 30 of such year.

OWNERSHIP BY ANGOSTURA LIMITED

         Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as of November 26, 2002, it beneficially owned 2,984,313 shares, representing 53.6% of the Company's outstanding Common Stock, $.01 par value per share (the "Common Stock"). Angostura has also reported that, effective November 26, 2002, it entered into an agreement with A. Kenneth Pincourt, Jr., the former Chairman and Chief Executive Officer of the Company, to purchase from Mr. Pincourt 595,985 shares, representing 10.7% of the Company's outstanding Common Stock, on January 31, 2003. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Retirement of Chairman and Chief Executive Officer.

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

         In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for a $3.5 million note due in August 2005 bearing interest at 6% (see Note 5 to the Company's consolidated financial statements). The Company recorded a loss of $78,838 on the transaction. Sales of the Bahamian operations were previously included in the "Corporate Operations and Other" segment.

BUSINESS SEGMENTS

         The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

     - Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)
     - Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)
     - Bottling Operations (contract bottling services and proprietary and private label products)
     - Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)
     -   Corporate Operations and Other (primarily corporate-related items)

         Information regarding the net sales, operating income (loss) and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 13 to the Company's consolidated financial statements.

         BULK ALCOHOL PRODUCTS. The Company produces and sells citrus brandy, citrus spirits, rum, cane spirits and fortified citrus wine in the United States and internationally. The Company also purchases distilled products for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers. The Company is the largest supplier of citrus brandy, bulk rum and fortified citrus wine in the United States. The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports products to approximately 10 foreign countries. The Company's distilling operations produce a byproduct, which is sold as animal feed.

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

         PREMIUM BRANDED SPIRITS. The Company's principal premium brands include Cruzan Estate Rums and Cruzan Flavored Rums. The Company produces, bottles, imports, develops and markets a line of premium branded spirits in the United States and exports to countries in Europe, Central America and the Caribbean. Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained agency agreements and acquired management and marketing expertise. Management's strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum category.

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

         Contract bottling products include distilled spirits, coolers, prepared cocktails and fruit juices. The Company's proprietary and private label products include rum, gin, vodka, tequila, cordials and various whiskies. The Company's proprietary label products are marketed in the popular-price category of the distilled spirits market.

         VINEGAR AND COOKING WINE. To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine for sale to condiment manufacturers, food service distributors and major retailers in the United States and Canada. The Company's sales to retailers are made using the Company's proprietary labels and under the retailers' private labels.

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

         DISTILLING. The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to four days. Once fermented, the product has an average alcohol content of 9% by volume, which is increased to approximately 95% through distillation. The alcohol is then processed through rectifying columns and further refined. The finished product is stored in stainless steel tanks, except for rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities can produce, on a combined basis, up to 23 million gallons of distilled products per year.

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

         BOTTLING. The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. The Lake Alfred plant has two lines that are used primarily to bottle vinegar, cooking wine and juices, two lines that are used to bottle proprietary and private label products and one line to bottle premium branded spirits. The Auburndale plant has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle proprietary and private label products and premium branded spirits. The Company's warehouse storage areas can accommodate up to 1,000,000 cases. The Company's plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year. The Company distills and ages its own rum, but generally produces its other proprietary and private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product's proof and then filters and bottles the finished product. The Company's bottling capacity is approximately 10 million cases per year.

         VINEGAR AND COOKING WINE. Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar, including white distilled, red wine, white wine, corn, rice wine, malt, balsamic and apple cider, are produced at the Lake Alfred and Louisville facilities, which have a combined capacity of 10 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into wine. Several varieties of cooking wine, including red, white, sherry, golden, marsala and chablis, are produced at the Lake Alfred, Auburndale and Louisville facilities.

         QUALITY CONTROL. Each of the Company's facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of raw materials and end products.

         RAW MATERIALS. The principal raw materials used in the Company's distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 54% of the raw materials used in the Company's distilling operations in Fiscal 2002. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 46%. Citrus juice concentrate is the primary raw material used in the Company's winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers. Alcohol and grape juice concentrate are the primary raw materials used in the Company's vinegar and cooking wine operations. During Fiscal 2002, two suppliers each accounted for more than 10% of all of the Company's raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

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

         The Company produces, imports, markets and sells premium branded spirits to wholesalers in the United States and internationally. The Company's marketing and promotional programs for its premium brands are directed at consumers, retailers and wholesalers. The Company sells proprietary and private label spirits to wholesalers for distribution primarily in the Southeastern United States. The Company's marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company's cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers market these products to retailers who then market them directly to consumers. Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company's promotional programs may affect the allocation of retail shelf space for its products. Sales of the Company's premium branded spirits and proprietary and private label products are generally made FOB (free on board) at the Company's facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its own salesforce, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

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

         Beverage alcohol produced and bottled by the Company is subject to substantial federal excise taxes. As of September 30, 2002, excise taxes were being imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

         The Company's fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company's results of operations.

EMPLOYEES

         As of September 30, 2002, the Company had approximately 420 full-time employees. Additional workers are generally employed at the Company's bottling facilities during the summer months, when the bulk of contract bottling takes place. None of the Company's employees is a member of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of 36 of the Company's 55 Virgin Islands employees. Management believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

         The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 total square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 total square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 total square feet on 27.5 acres. The Winter Haven facility consists of five principal buildings with approximately 260,000 total square feet on 30 acres. The Virgin Islands facility consists of seven principal buildings with approximately 120,000 total square feet on 33 acres. The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices. Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future. However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business. None of these routine legal proceedings are material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the fourth quarter of Fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the American Stock Exchange under the symbol "THT." The following table sets forth the high and low closing quotations of the Company's Common Stock for each quarter during the past two fiscal years.

PERIOD                                             HIGH       LOW
------                                             ----       ---
Fiscal 2001
  First quarter                                  $   7.19   $   5.38
  Second quarter                                     9.95       6.94
  Third quarter                                      9.05       7.80
  Fourth quarter                                     9.15       7.70
Fiscal 2002
  First quarter                                      8.75       8.30
  Second quarter                                     9.60       8.75
  Third quarter                                     12.00       9.50
  Fourth quarter                                    10.90      10.20

         The number of stockholders of record as of December 5, 2002 was 38. In addition, based upon a list of non-objecting beneficial owners, there were at least 574 beneficial owners at January 22, 2002.

         No dividends were paid to stockholders during Fiscal 2001 and Fiscal 2002. The Company intends to continue to retain earnings for use in its business and therefore does not anticipate declaring or paying cash dividends in the forseeable future. The payment of cash dividends would also require the consent of the Company's lender. Also, see "Financial Liquidity and Capital Resources," included in Item 7.

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

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                       2002          2001          2000          1999          1998
                                                    ----------    ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales                                           $   99,759    $   99,771    $   92,987    $   76,733    $   75,096
Cost of goods sold                                      68,620        67,688        64,117        53,000        53,006
                                                    ----------    ----------    ----------    ----------    ----------
Gross profit                                            31,139        32,083        28,870        23,733        22,090
Selling, general and administrative expenses            22,539        20,534        17,772        15,023        13,937
                                                    ----------    ----------    ----------    ----------    ----------
Operating income                                         8,600        11,549        11,098         8,710         8,153
Other income (expense):
  Interest income                                          754           864           901           715           655
  Interest expense                                      (3,073)       (4,893)       (5,115)       (3,608)       (3,946)
  Other, net                                               288           244          (178)          181           660
                                                    ----------    ----------    ----------    ----------    ----------
Income before income taxes and extraordinary item        6,569         7,764         6,706         5,998         5,522
Income tax expense                                       1,122         1,561         1,649         1,458           808
                                                    ----------    ----------    ----------    ----------    ----------
Income before extraordinary item                         5,447         6,203         5,057         4,540         4,714
Extraordinary item, net of income tax benefit                -             -        (1,169)            -             -
                                                    ----------    ----------    ----------    ----------    ----------
Net income                                          $    5,447    $    6,203    $    3,888    $    4,540    $    4,714
                                                    ==========    ==========    ==========    ==========    ==========

Net income per share
  Basic
    Income before extraordinary item                $     0.99    $     1.12    $     0.92    $     0.91    $     0.95
    Extraordinary item                                       -             -         (0.21)            -             -
                                                    ----------    ----------    ----------    ----------    ----------
      Net income                                    $     0.99    $     1.12    $     0.71    $     0.91    $     0.95
                                                    ==========    ==========    ==========    ==========    ==========

  Diluted
    Income before extraordinary item                $     0.97    $     1.12    $     0.91    $     0.91    $     0.95
    Extraordinary item                                       -             -         (0.21)            -             -
                                                    ----------    ----------    ----------    ----------    ----------
      Net income                                    $     0.97    $     1.12    $     0.70    $     0.91    $     0.95
                                                    ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding
  Basic                                                  5,527         5,514         5,514         4,964         4,950
  Diluted                                                5,624         5,527         5,550         4,982         4,985
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                     $   55,315    $   51,889    $   40,372    $   36,246    $   37,807
Total assets                                           137,883       133,588       126,548        97,167        96,997
Short-term debt                                          4,000         4,000         8,000         6,000         1,888
Long-term debt                                          53,017        55,685        51,334        28,000        42,581
Stockholders' equity                                    67,069        61,221        54,841        51,193        41,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations contains "forward-looking statements." See "Introductory Note" on page 1.

         The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2002 compared to Fiscal 2001, and Fiscal 2001 compared to Fiscal 2000, and (ii) financial liquidity and capital resources for Fiscal 2002. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein. Certain amounts presented in this Item 7 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages are based on actual amounts without rounding.

         The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments: Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored
Rums); Bottling Operations (contract bottling services and proprietary and private label products); Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods); and Corporate Operations and Other (primarily corporate related items).

         Information regarding net sales, operating income (loss) and total assets of each of the Company's business segments and information regarding geographic areas is set forth in Note 13 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

         The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

                                                          YEAR ENDED SEPTEMBER 30,
                                                          ------------------------
                                                       2002         2001         2000
                                                     --------     --------     --------
Net sales                                               100.0%       100.0%       100.0%
Cost of goods sold                                       68.8         67.8         69.0
                                                     --------     --------     --------
Gross margin                                             31.2         32.2         31.0
Selling, general and administrative expenses             22.6         20.6         19.1
                                                     --------     --------     --------
Operating income                                          8.6         11.6         11.9
Other income (expense), net                              (2.0)        (3.8)        (4.7)
                                                     --------     --------     --------
Income before income taxes and extraordinary item         6.6          7.8          7.2
Income tax expense                                       (1.1)        (1.6)        (1.8)
                                                     --------     --------     --------
Income before extraordinary item                          5.5          6.2          5.4
Extraordinary item                                          -            -         (1.2)
                                                     --------     --------     --------
Net income                                                5.5%         6.2%         4.2%
                                                     ========     ========     ========

                                                         YEAR ENDED SEPTEMBER 30,                % CHANGE
                                                         ------------------------            ------------------
                                                        2002        2001        2000         02/01        01/00
NET SALES                                                     (IN THOUSANDS)
Bulk alcohol products                                $  35,447   $  39,727   $  37,457       (10.8)         6.1
Premium branded spirits                                 24,698      18,547      16,119        33.2         15.1
Bottling operations                                     18,661      20,644      16,823        (9.6)        22.7
Vinegar and cooking wine                                20,953      20,853      20,477         0.5          1.8
Corporate operations and other                               -           -       2,111           -       (100.0)
                                                     ---------   ---------   ---------
                                                     $  99,759   $  99,771   $  92,987         0.0          7.3
                                                     =========   =========   =========

The following table provides unit sales volume data for certain Company products.

                                                     YEAR ENDED SEPTEMBER 30,       % CHANGE
                                                     ------------------------   ----------------
                                                      2002     2001     2000     02/01     01/00
                                                     ------   ------   ------   ------     -----
                                                          (IN THOUSANDS)
Bulk alcohol products:
  Distilled products, in proof gallons
    Citrus brandy                                     1,170    1,450    1,446    (19.3)      0.3
    Citrus spirits                                      504      560      621     (9.9)     (9.9)
    Rum                                               4,413    4,672    4,557     (5.5)      2.5
    Cane spirits                                        605      581      531      4.0       9.5
  Fortified citrus wine, in gallons                  10,072   11,736   10,999    (14.2)      6.7
Premium branded spirits, in cases                       587      355      289     65.2      22.9
Bottling operations, in cases                         5,571    6,346    4,342    (12.2)     46.2
Vinegar
  Bulk, in 100 grain gallons                          5,453    6,217    5,175    (12.3)     20.1
  Cases                                                 667      671      612     (0.7)      9.6
  Drums, in 100 grain gallons                         1,733    1,143    1,510     51.6     (24.3)
Cooking Wine
  Bulk, in gallons                                    3,113    2,838    2,385      9.7      19.0
  Cases                                                 648      750      692    (13.6)      8.3

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

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

         NET SALES. Net sales were $99.8 million in 2002 and 2001.

         Net sales of bulk alcohol products were $35.4 million in 2002, a decrease of 10.8% from net sales of $39.7 million in 2001. The decrease resulted primarily from decreased sales of citrus brandy, citrus spirits, rum and fortified wine. The Company's bulk alcohol product sales have declined primarily due to increased competition.

         Net sales of premium branded spirits were $24.7 million in 2002, an increase of 33.2% from net sales of $18.5 million in 2001. In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales and $1.5 million of new Cruzan ready-to-drink products. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company's premium branded spirits segment. The Company sold approximately 134,000 cases of this new product, representing net sales of $1.5 million through September 30, 2002. Sales of the Company's Cruzan ready-to-drink products are highly seasonal and there can be no assurance that sales of these products will continue at this level in the future. In addition, due to more competition within the ready-to-drink product category, the gross margin on the Cruzan ready-to-drink products is lower than other premium branded spirits in this segment. The Company is repositioning its Cruzan ready-to-drink products for the 2003 spring/summer season and is pursuing opportunities in the export market. Excluding bulk tequila and Cruzan ready-to-drink product sales, net sales of premium branded spirits were $21.2 million in 2002, an increase of 20.1% from net sales of $17.6 million in 2001.

         Sales of the Company's Cruzan Estate Rums and Cruzan Flavored Rums increased $0.8 million and $4.4 million, or 19.1% and 51.2%, respectively, in 2002 compared to 2001. These sales increases were partially offset by a decrease in sales of Porfidio tequila. Sales of Porfidio tequila were $1.5 million in 2001. However, the decrease in sales of Porfidio tequila has not had a material adverse effect on the Company's consolidated results of operations.

         Net sales of the Company's bottling operations were $18.7 million in 2002, a decrease of 9.6% from net sales of $20.6 million in 2001. The unit volume of the Company's bottling operations decreased 12.2% in 2002 as a result of decreased business with a large bottling customer. In addition, during 2002 the Company lost a contract bottling customer that represented approximately 48% of its 2002 unit volume in bottling operations. Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approxiately 25% in 2003.

         Net sales of vinegar and cooking wine were $21.0 million in 2002, an increase of 0.5% from net sales of $20.9 million in 2001.

         GROSS PROFIT. Gross profit was $31.1 million in 2002, a decrease of 2.9% from gross profit of $32.1 million in 2001. Gross margin decreased to 31.2% in 2002 from 32.2% in 2001. The decrease in gross margin was primarily attributable to a change in product mix as the unit volume of higher margin bulk alcohol products declined.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $22.5 million in 2002, an increase of 9.8% from $20.5 million in 2001. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. There was no goodwill amortization in 2002 compared to $1.3 million in 2001. Excluding goodwill amortization in 2001, selling, general and administrative expenses were $22.5 million in 2002, an increase of 17.1% from $19.2 million in 2001. The increase was primarily attributable to increased selling, general and administrative expenses related to the Company's premium branded spirits business of $1.9 million, which included increased marketing expenses of $1.1 million and $0.3 million of non-recurring legal expenses, and increased corporate overhead of $1.0 million, which included increases in insurance, personnel costs and $0.4 million of non-recurring taxes and forfeitures related to the BATF settlement with respect to export shipments of bulk alcohol products (see Note 21 to the consolidated financial statements).

         OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2002 and 2001 and the percent change for the periods.

                                                      YEAR ENDED SEPTEMBER 30,
                                                      ------------------------
                                                        2002           2001          % CHANGE
                                                        ----           ----          --------
                                                          (IN THOUSANDS)
Bulk Alcohol Products                                 $   10,539    $   12,781        (17.5)
Premium Branded Spirits                                     (331)         (840)           -
Bottling Operations                                          129           221        (41.4)
Vinegar and Cooking Wine                                   4,602         4,739         (2.9)
Corporate Operations and Other                            (6,339)       (5,352)           -
                                                      ------------------------
                                                      $    8,600    $   11,549        (25.5)
                                                      ========================

As a result of the above factors, operating income was $8.6 million in 2002, a decrease of 25.5% from operating income of $11.5 million in 2001.

         The Company's premium branded spirits segment experienced operating losses of $331,000 in 2002 and $840,000 in 2001. The operating losses reflected the Company's continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses, as well as legal expenses and decreased sales of Porfidio tequila discussed above.

         INTEREST EXPENSE. Interest expense was $3.1 million in 2002 and $4.8 million in 2001. The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 compared to 2001.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 17.1% in 2002 and 20.1% in 2001. The low tax rate was attributable to a 90% exemption of the Company's Virgin Islands subsidiary from U.S. Virgin Islands income taxes. The exemption is effective through September 2020 (see Note 10 to the Consolidated Financial Statements). In addition, in 2002 and 2001 the Company benefited from the new Extraterritorial Income Exclusion.

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

         Net sales of premium branded spirits were $18.5 million in 2001, an increase of 15.1% from net sales of $16.1 million in 2000. This increase reflected the continued success of the Company's Cruzan Estate Rums and Cruzan Flavored Rums. Sales of the Company's Cruzan Estate Rums and Cruzan Flavored Rums increased 13.8% and 59.6%, respectively, in 2001 compared to 2000. The strong sales increases in Cruzan Estate Rums and Cruzan Flavored Rums were partially offset by a decrease in sales of Porfidio tequila. As of September 30, 2001, the Company was out of stock of Porfidio tequila. The Company has not received a shipment of Porfidio tequila since March 2001, and cannot predict when or whether shipments of Porfidio will resume. During June 2001, Mexican regulatory authorities alleged that the Porfidio distillery violated certain regulations related to the sale of tequila and have prohibited the export of Porfidio tequila. The allegations have been denied by the Porfidio distillery. In addition, as a result of a trademark dispute with the Company, the producer of Antiqueno Aguardiente, one of the Company's premium branded spirits products, suspended shipments of the product to the Company in June 2001. Sales of the product amounted to $1.6 million in 2001. As of November 2001, the Company was out of stock of Antiqueno Aguardiente. The Company entered into a settlement agreement with the producer of Antiqueno Aguardiente in April 2002. Pursuant to the settlement agreement, the Company has been reappointed exclusive U.S. importer of Antiqueno Aguardiente for a four-year period. The Company resumed sales of Antiqueno Aguardiente in June 2002. Management believes that the decreases in sales of Porfidio tequila and Antiqueno Aguardiente have not had, and are not expected to have, a material adverse effect on the Company's consolidated results of operations.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $20.5 million in 2001, an increase of 15.5% from $17.8 million in 2000. The increase was primarily attributable to (1) increased selling, administrative and marketing expenses related to the Company's premium branded spirits business, and (2) increased amortization expense.

         OPERATING INCOME. The following table sets forth the operating income
(loss) by operating segment of the Company for 2001 and 2000 and the percent change for the periods.

                                                      YEAR ENDED SEPTEMBER 30,
                                                      ------------------------
                                                        2002           2001         % CHANGE
                                                        ----           ----         --------
                                                           (IN THOUSANDS)
Bulk Alcohol Products                                 $   12,781    $   13,696        (6.7)
Premium Branded Spirits                                     (840)          120           -
Bottling Operations                                          221        (1,022)          -
Vinegar and Cooking Wine                                   4,739         3,673        29.0
Corporate Operations and Other                            (5,352)       (5,369)          -
                                                      ----------    ----------
                                                      $   11,549    $   11,098         4.1
                                                      ==========    ==========

As a result of the above factors, operating income was $11.5 million in 2001, an increase of 4.1% over operating income of $11.1 million in 2000.

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

         INTEREST EXPENSE. Interest expense was $4.9 million in 2001 and $5.1 million in 2000. The decrease in interest expense was due to lower interest rates during 2001 compared to 2000.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 20.1% in 2001 and 24.6% in 2000. The low tax rate was attributable to a 90% exemption of the Company's Virgin Islands subsidiary from U.S. Virgin Islands income taxes. The exemption is effective through September 2020 (see Note 10 to the Consolidated Financial Statements). In addition, in 2001 the Company benefited from the new Extraterritorial Income Exclusion.

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

OPERATING ACTIVITIES

         Net cash provided by operating activities in 2002 was $12.3 million, which resulted from $11.6 million in net income adjusted for noncash items, and a $0.7 million net change in operating assets and liabilities.

INVESTING AND FINANCING ACTIVITIES

         Net cash used in investing activities in 2002 was $0.7 million, including capital expenditures of $6.0 million partially offset by a net redemption of short-term investments of $5.1 million.

         Net cash used in financing activities in 2002 was $3.2 million, which resulted primarily from a $1.5 million increase in borrowings under the revolving credit facility, offset by $4.2 million of payments on long-term debt and $.9 million in refinancing costs.

         In October 2001, the Company's previous long-term debt and line of credit were replaced with a $70 million credit agreement between the Company and a syndicate of lenders. The current credit agreement consists of (1) a $30 million revolving credit facility which expires in October 2004, and (2) a term loan with an initial amount of $40 million which matures on September 30, 2006. See Note 9 to the Company's consolidated financial statements for additional information related to the Company's long-term debt.

         The Company's bank debt was $56.5 million as of September 30, 2002, and its ratio of total debt to equity was 1.06 to 1.

         The Company's share of the undistributed earnings of its Bahamian and Virgin Islands subsidiaries was approximately $7.5 million and $27.9 million, respectively, as of September 30, 2002. No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely. See Note 10 to the Company's consolidated financial statements for additional information on income taxes related to these subsidiaries.

         Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

         The Company has goodwill and intangible assets associated with business acquisitions. The Company reviews these assets for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

RETIREMENT OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         During November 2002, the Company announced the retirement of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer. The Company has entered into an agreement with Mr. Pincourt, setting forth the terms of his retirement. Under this agreement, the Company elected to accelerate retirement benefits and continue to pay compensation and provide related benefits through July 15, 2004. The Company will record a charge for these items during the first quarter of its 2003 fiscal year. The effect of this charge, net of income tax benefits, will be approximately $1 million or $.18 per common share. In addition, the Company's majority shareholder, Angostura, Ltd., has entered into an agreement with Mr. Pincourt to purchase 595,985 shares of common stock.

EFFECTS OF INFLATION AND CHANGING PRICES

         The Company's results of operations and financial condition have not been significantly affected by inflation and changing prices. The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                               Market Risk Analysis
                                                                September 30, 2002
                                                              Expected Maturity Date
                     ------------------------------------------------------------------------------------------------------------
                         2003            2004            2005            2006            2007         Thereafter        Total
                     ------------    ------------    ------------    ------------    ------------    ------------    ------------
Assets
 Notes receivable:
  Fixed rate         $    118,165    $    521,768    $  3,432,289    $    100,750    $    109,218    $    195,435    $  4,477,625
  Average interest
   rate                      6.40%           6.37%           6.27%           8.12%           8.13%           8.14%           7.24%

Liabilities
 Long-term debt:
  Variable rate      $  4,000,000    $ 24,500,000    $  4,000,000    $ 24,517,009    $          -    $          -    $ 57,017,009
  Average interest
   rate                      4.57%           5.06%           4.57%           4.70%              -%              -%           4.72%

                      Market Risk Analysis
                       September 30, 2002
                     Expected Maturity Date
                     ----------------------
                          Fair Value
                         ------------
Assets
 Notes receivable:
  Fixed rate             $  4,619,131
  Average interest
   rate                             -

Liabilities
 Long-term debt:
  Variable rate          $ 57,017,009
  Average interest
   rate                             -

         The Company carries certain variable rate debt and thus is exposed to the impact of interest rate changes. The table above summarizes the Company's market risk associated with debt obligations as of September 30, 2002.

         In the event of an adverse change in interest rates, management would likely take certain actions to further mitigate the Company's exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. The Company had no financial instruments or derivative financial instruments held for trading purposes as of September 30, 2002.

         See Note 9 to the Company's consolidated financial statements for additional information related to Company's financing arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedules of the Company and its subsidiaries, and the report of independent auditors, are listed at Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 2003 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 2003 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the Company's equity compensation plans as of September 30, 2002. All outstanding awards relate to the Company's Common Stock. For additional information about the Company's equity compensation plans, see note 12 to our consolidated financial statements.

                                                                             NUMBER OF SECURITIES
                             NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                              TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                 EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
      PLAN CATEGORY          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
--------------------------   ---------------------  ---------------------  --------------------------
                                     (a)                    (b)                       (c)
Equity Compensation                     482,500(2)                8.64(2)                  742,000(2)
Plans Approved by
Security Holders(1)

Equity Compensation
Plans Not Approved by
Security Holders                         60,000                   9.06                           0
                             ---------------------  ---------------------  --------------------------

Total                                   542,500(2)                8.69(2)                  742,000(2)

                             ---------------------  ---------------------  --------------------------

----------

(1) All of the shares reported in this row reflect stock options granted under the Company's 1992 Employee Stock Option Plan, as amended.

(2) During November 2002, the Company announced the retirement of A. Kenneth Pincourt, Jr., its Chairman and Chief Executive Officer. The Company has entered into an agreement with Mr. Pincourt setting forth the terms of his retirement. Under this agreement, all of Mr. Pincourt's options to purchase 110,000 shares of Common Stock were canceled. This Equity Compensation Plan Information table does not reflect such cancellation. Were the table to reflect such cancellation as of September 30, 2002, the figures in the "Equity Compensation Plans Approved by Security Holders" row would be:
     (column (a)) 372,500; (column (b)) $8.13; and (column (c)) 852,000, and the figures under the "Total" row would be: (column (a)) 432,500; (column (b)) $8.26; and (column (c)) 852,000.

         The other information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 2003 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 2003 annual stockholders' meeting.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS

         In addition, management, including our Chief Executive Officer and our Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         See "Index to Financial Statements and Financial Statement Schedules."

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of Fiscal 2002.

         The Company filed a Current Report on Form 8-K dated November 26, 2002. This Form 8-K reported information under Item 5 (Other Events and Required FD Disclosure).

(c)      Exhibits

         See "Index to Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 12th day of December, 2002.

                                  TODHUNTER INTERNATIONAL, INC.

                                  By:  /s/  Jay S. Maltby
                                     -------------------------------------
                                     Jay S. Maltby, Chairman of the Board,
                                     Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           Chairman of the Board, Chief
         /s/ Jay S. Maltby                Executive Officer and President          December 12, 2002
         ----------------------------      (Principal Executive Officer)
               Jay S. Maltby

         /s/ Troy Edwards                 Treasurer and Chief Financial Officer    December 12, 2002
         ----------------------------           (Principal Financial
               Troy Edwards                   and Accounting Officer)

         /s/ Godfrey D. Bain                          Director                     December 12, 2002
         ----------------------------
               Godfrey D. Bain

         /s/ Donald L. Kasun                          Director                     December 12, 2002
         ----------------------------
               Donald L. Kasun

         /s/ Edward F. McDonnell                      Director                     December 12, 2002
         ----------------------------
               Edward F. McDonnell

         /s/ K. Ian McLachlan                         Director                     December 12, 2002
         ----------------------------
               K. Ian McLachlan

         /s/ D. Chris Mitchell                        Director                     December 12, 2002
         ----------------------------
               D. Chris Mitchell

         /s/ Leonard G. Rogers                        Director                     December 12, 2002
         ----------------------------
               Leonard G. Rogers

         /s/ Thomas A. Valdes                         Director                     December 12, 2002
         ----------------------------
               Thomas A. Valdes

                          CERTIFICATION REQUIRED BY THE
                             CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay S. Maltby, certify that:

1. I have reviewed this annual report on Form 10-K of Todhunter International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

                                           /s/ Jay S. Maltby
                                         -------------------------------------
                                         Jay S. Maltby
                                         Chairman of the Board, Chief Executive
                                         Officer and President

                          CERTIFICATION REQUIRED BY THE
                             CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Troy Edwards, certify that:

1. I have reviewed this annual report on Form 10-K of Todhunter International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

                                              /s/ Troy Edwards
                                             ----------------------------------
                                             Troy Edwards
                                             Chief Financial Officer, Treasurer
                                             and Controller

                          TODHUNTER INTERNATIONAL, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
                                                                                                              ----
a)   Financial Statements

     Independent Auditor's Report                                                                               23

     Consolidated balance sheets as of September 30, 2002 and 2001                                              24

     Consolidated statements of income for the years ended September 30, 2002, 2001 and 2000                    26

     Consolidated statements of stockholders' equity for the years ended September 30, 2002, 2001 and 2000      27

     Consolidated statements of cash flows for the years ended September 30, 2002, 2001 and 2000                29

     Notes to consolidated financial statements                                                                 32

b)   Financial Statement Schedule

     Independent Auditor's Report                                                                               52

     Schedule II Valuation and Qualifying Accounts                                                              53

         All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the Registrant's consolidated finanical statements.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Todhunter International, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.


                                          /s/ McGladrey & Pullen, LLP


West Palm Beach, Florida
November 26, 2002

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001

ASSETS                                                             2002            2001
------                                                         -------------   -------------
Current Assets
  Cash and cash equivalents                                    $  13,946,736   $   5,624,029
  Short-term investments                                           3,397,033       8,533,851
  Trade receivables                                               13,505,737      14,719,578
  Other receivables                                                2,696,743       3,058,471
  Inventories                                                     27,854,925      27,483,329
  Notes receivable, current maturities                               118,165         109,770
  Deferred income taxes                                            1,992,000       1,544,000
  Other current assets                                             3,078,437       2,311,338
                                                               -------------   -------------
        TOTAL CURRENT ASSETS                                      66,589,776      63,384,366

Investments in and Advances to Equity Investees                    1,584,628       1,729,103

Notes Receivable, less current maturities                            584,687         663,785

Notes Receivable From Affiliates, less current maturities          3,774,773       3,560,923

Property and Equipment, less accumulated depreciation
  2002 $47,590,112; 2001 $43,729,941                              42,185,217      41,468,262

Goodwill                                                          20,524,404      20,524,404

Amortized Intangible Assets                                        2,040,181       1,505,548

Other Assets                                                         598,838         751,773
                                                               -------------   -------------

                                                               $ 137,882,504   $ 133,588,164
                                                               =============   =============

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                          2002              2001
------------------------------------                                     --------------    --------------
Current Liabilities
  Current maturities of long-term debt                                   $    4,000,000    $    4,000,000

  Accounts payable                                                            4,051,379         5,169,242

  Accrued expenses                                                            3,223,293         2,325,704
                                                                         --------------    --------------

        TOTAL CURRENT LIABILITIES                                            11,274,672        11,494,946

Long-Term Debt, less current maturities                                      53,017,009        55,684,549

Deferred Income Taxes                                                         4,710,000         3,874,000

Other Liabilities                                                             1,811,459         1,314,036
                                                                         --------------    --------------
                                                                             70,813,140        72,367,531
                                                                         --------------    --------------
Commitments

Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized
    2,500,000 shares, no shares issued                                                -                 -
  Common stock, par value $.01 per share; authorized
    10,000,000 shares; issued 2002 5,669,434 and 2001 5,612,934 shares           56,694            56,129
  Additional paid-in capital                                                 18,664,449        18,326,014
  Retained earnings                                                          49,086,001        43,639,270
  Accumulated other comprehensive loss                                                -           (63,000)
                                                                         --------------    --------------
                                                                             67,807,144        61,958,413
  Less cost of 99,200 shares of treasury stock                                 (737,780)         (737,780)
                                                                         --------------    --------------
                                                                             67,069,364        61,220,633
                                                                         --------------    --------------
                                                                         $  137,882,504    $  133,588,164
                                                                         ==============    ==============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                       2002              2001              2000
                                                  --------------    --------------    --------------
Sales                                             $  128,967,429    $  129,553,185    $  123,999,796
  Less excise taxes                                   29,208,688        29,782,588        31,013,099
                                                  --------------    --------------    --------------
        NET SALES                                     99,758,741        99,770,597        92,986,697
Cost of goods sold                                    68,619,983        67,687,409        64,116,593
                                                  --------------    --------------    --------------
        GROSS PROFIT                                  31,138,758        32,083,188        28,870,104
Selling, general and administrative expenses          22,538,523        20,534,146        17,772,345
                                                  --------------    --------------    --------------
        OPERATING INCOME                               8,600,235        11,549,042        11,097,759
                                                  --------------    --------------    --------------
Other income (expense):
  Interest income                                        754,312           863,927           901,285
  Interest expense                                    (3,072,820)       (4,893,217)       (5,115,911)
  Equity in income (losses) of equity investees         (144,474)          (10,562)         (297,329)
  Other, net                                             431,676           254,432           119,833
                                                  --------------    --------------    --------------
                                                      (2,031,306)       (3,785,420)       (4,392,122)
                                                  --------------    --------------    --------------
        INCOME BEFORE INCOME TAXES
          AND EXTRAORDINARY ITEM                       6,568,929         7,763,622         6,705,637
                                                  --------------    --------------    --------------
Income tax expense (benefit):
  Current                                                734,198         2,222,052         2,073,878
  Deferred                                               388,000          (661,000)         (425,000)
                                                  --------------    --------------    --------------
                                                       1,122,198         1,561,052         1,648,878
                                                  --------------    --------------    --------------
        INCOME BEFORE EXTRAORDINARY ITEM               5,446,731         6,202,570         5,056,759
Extraordinary item - early extinguishment of
  debt, net of income tax benefit of $382,075                  -                 -         1,168,790
                                                  --------------    --------------    --------------
        NET INCOME                                $    5,446,731    $    6,202,570    $    3,887,969
                                                  ==============    ==============    ==============
Net income per common share:
  Basic:
    Income before extraordinary item              $         0.99    $         1.12    $         0.92
    Extraordinary item                                         -                 -             (0.21)
                                                  --------------    --------------    --------------
                                                  $         0.99    $         1.12    $         0.71
                                                  ==============    ==============    ==============
  Diluted:
    Income before extraordinary item              $         0.97    $         1.12    $         0.91
    Extraordinary item                                         -                 -             (0.21)
                                                  --------------    --------------    --------------
                                                  $         0.97    $         1.12    $         0.70
                                                  ==============    ==============    ==============
Common shares and equivalents outstanding:
  Basic                                                5,526,781         5,513,734         5,513,734
                                                  ==============    ==============    ==============
  Diluted                                              5,624,164         5,527,410         5,550,216
                                                  ==============    ==============    ==============

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                       Common Stock
                                               ---------------------------    Additional
                                                  Shares                       Paid-in
                                                  Issued         Amount        Capital
                                               ------------   ------------   ------------
Balance, October 1, 1999                          5,612,934   $     56,129   $ 18,326,014
  Net income                                              -              -              -
  Unrealized loss on interest rate cap                    -              -              -
                                               ------------   ------------   ------------
Balance, September 30, 2000                       5,612,934         56,129     18,326,014
  Net income                                              -              -              -
  Net unrealized income on interest rate cap              -              -              -
                                               ------------   ------------   ------------
Balance, September 30, 2001                       5,612,934         56,129     18,326,014
  Issuance of common stock                           56,500            565        338,435
  Net income                                              -              -              -
  Net unrealized income on interest rate cap              -              -              -
                                               ------------   ------------   ------------
Balance, September 30, 2002                       5,669,434   $     56,694   $ 18,664,449
                                               ============   ============   ============

See Notes to Consolidated Financial Statements.

                                                                  Accumulated            Treasury Stock
                                                                     Other       -------------------------------
                                                  Retained       Comprehensive       Shares
                                                  Earnings       Income (Loss)      Acquired          Amount
                                               --------------   --------------   --------------   --------------
Balance, October 1, 1999                       $   33,548,731   $            -           99,200   $     (737,780)
  Net income                                        3,887,969                -                -                -
  Unrealized loss on interest rate cap                      -         (240,500)               -                -
                                               --------------   --------------   --------------   --------------
Balance, September 30, 2000                        37,436,700         (240,500)          99,200         (737,780)
  Net income                                        6,202,570                -                -                -
  Net unrealized income on interest rate cap                -          177,500                -                -
                                               --------------   --------------   --------------   --------------
Balance, September 30, 2001                        43,639,270          (63,000)          99,200         (737,780)
  Issuance of common stock                                  -                                 -                -
  Net income                                        5,446,731                -                -                -
  Net unrealized income on interest rate cap                -           63,000                -                -
                                               --------------   --------------   --------------   --------------
Balance, September 30, 2002                    $   49,086,001   $            -           99,200   $     (737,780)
                                               ==============   ==============   ==============   ==============

                                                    Total             Total
                                                Stockholders'     Comprehensive
                                                   Equity            Income
                                               --------------    --------------
Balance, October 1, 1999                       $   51,193,094    $    4,539,936
  Net income                                        3,887,969         3,887,969
  Unrealized loss on interest rate cap               (240,500)         (240,500)
                                               --------------    --------------
Balance, September 30, 2000                        54,840,563    $    3,647,469
                                                                 ==============
  Net income                                        6,202,570    $    6,202,570
  Net unrealized income on interest rate cap          177,500           177,500
                                               --------------    --------------
Balance, September 30, 2001                        61,220,633    $    6,380,070
                                                                 ==============
  Issuance of common stock                            339,000
  Net income                                        5,446,731    $    5,446,731
  Net unrealized income on interest rate cap           63,000            63,000
                                               --------------    --------------
Balance, September 30, 2002                    $   67,069,364    $    5,509,731
                                               ==============    ==============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                           2002             2001             2000
                                                      -------------    -------------    -------------
Cash Flows From Operating Activities
  Net income                                          $   5,446,731    $   6,202,570    $   3,887,969
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                          5,252,962        4,709,087        4,447,504
    Amortization                                            355,200        1,626,371        1,237,777
    Equity in losses of equity investees                    144,474           10,562          297,329
    Deferred income taxes                                   388,000         (661,000)        (425,000)
    Other                                                   (30,370)           3,191           35,952
    Changes in assets and liabilities, net of
      effects of purchases and sales
      (Increase) decrease in:
        Receivables                                       1,575,569          450,927       (1,911,422)
        Inventories                                        (371,596)      (3,953,751)      (1,023,212)
        Other assets                                       (767,099)         734,049       (1,207,133)
      Increase (decrease) in:
        Accounts payable                                 (1,117,863)          92,862         (139,552)
        Accrued expenses                                    897,589          334,277         (920,201)
        Other liabilities                                   497,423          130,182          111,892
                                                      -------------    -------------    -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          12,271,020        9,679,327        4,391,903
                                                      -------------    -------------    -------------
Cash Flows From Investing Activities
  Proceeds from sale of property and equipment               61,088          142,966           63,797
  Principal payments received on notes receivable           106,853        3,511,912        1,790,095
  Purchase of property and equipment                     (6,000,633)      (6,634,699)      (5,827,694)
  Disbursements for notes receivable                       (250,000)          (9,300)        (342,019)
  Purchase of short-term investments                     (3,397,033)      (8,533,851)      (4,843,348)
  Redemption of short-term investments                    8,533,851        4,843,348        2,547,365
  Purchase of Monarch Wine Company                                -                -      (23,761,906)
  Purchase of minority interest in subsidiary                     -         (671,860)        (100,000)
  Other                                                     215,934          (72,504)        (409,419)
                                                      -------------    -------------    -------------
      NET CASH USED IN INVESTING ACTIVITIES                (729,940)      (7,423,988)     (30,883,129)
                                                      -------------    -------------    -------------

                                   (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                           2002             2001             2000
                                                      -------------    -------------    -------------
Cash Flows From Financing Activities
  Net borrowings under line of credit arrangements    $   1,500,000    $   6,487,019    $   8,512,981
  Proceeds from issuance of common stock                    339,000                -                -
  Purchase of interest rate cap                                   -                -         (250,000)
  Disbursements for loan costs                             (889,833)        (227,501)        (612,450)
  Proceeds from long-term borrowings                              -                -       56,947,037
  Principal payments on long-term borrowings             (4,167,540)      (6,136,694)     (40,125,794)
                                                      -------------    -------------    -------------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                             (3,218,373)         122,824       24,471,774
                                                      -------------    -------------    -------------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                              8,322,707        2,378,163       (2,019,452)

Cash and cash equivalents:
  Beginning                                               5,624,029        3,245,866        5,265,318
                                                      -------------    -------------    -------------
  Ending                                              $  13,946,736    $   5,624,029    $   3,245,866
                                                      =============    =============    =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                          $   2,728,397    $   4,812,818    $   6,158,135
                                                      =============    =============    =============

    Income taxes                                      $   1,688,788    $   2,465,758    $   1,407,187
                                                      =============    =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities

                                   (Continued)

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                          2002              2001             2000
                                                      -------------    -------------    -------------
Supplemental Schedule of Noncash Investing
  and Financing Activities, continued
  Acquisition of Monarch Wine Company:
    Cash purchase price                               $           -    $           -    $  23,761,906
                                                      =============    =============    =============

  Working capital acquired                            $           -    $           -    $   2,006,792
  Goodwill                                                        -                -       22,528,351
  Operating lease on plant facility assumed,
    such facility was abandoned                                   -                -         (773,237)
                                                      -------------    -------------    -------------

                                                      $           -    $           -    $  23,761,906
                                                      =============    =============    =============

    Sale of Bahamian operations:
      Notes receivable exchanged for assets           $           -    $           -    $   3,500,000
                                                      =============    =============    =============

      Accounts receivable                             $           -    $           -    $     215,033
      Inventory                                                   -                -        1,393,768
      Property and equipment                                      -                -        1,469,600
      Other current assets                                        -                -          121,775
      Other assets                                                -                -          511,958
      Other current liabilities assumed                           -                -         (133,296)
      Loss realized                                               -                -          (78,838)
                                                      -------------    -------------    -------------
                                                      $           -    $           -    $   3,500,000
                                                      =============    =============    =============

    Investment in Premier Wines & Spirits, Ltd.
      for note receivable                             $           -    $           -    $   1,000,000
                                                      =============    =============    =============

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

OWNERSHIP: Angostura Limited ("Angostura"), a Trinidad-based distiller, has reported that, as a result of open market and private purchases, it beneficially owned shares, representing 53.6% of the Company's common stock at September 30, 2002.

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

   SHORT-TERM INVESTMENTS: The Company has investments in certificates of deposit and U.S. Government securities, which mature within one year of purchase. All of the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost.

   TRADE RECEIVABLES: The Company records trade receivables at cost, which approximates fair value at the respective balance sheet dates. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of trade receivables, as well as the current composition of the pool of trade receivables. The Company determines status on trade receivables based on the contractual terms of the original sale. Trade receivables that management believes to be uncollectible are written off upon such determination.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                            Years
                                           -------
   Land improvements                       3 to 20
   Buildings and improvements              3 to 40
   Machinery and equipment                 3 to 33

   FINANCIAL INSTRUMENTS: The Company had a derivative financial instrument to reduce the Company's interest rate risk, which was canceled in 2001. The derivative instrument consisted of an interest rate cap agreement with a bank, which was being accounted for as a cash flow hedge under Financial Accounting Standard No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company's policy is not to hold or issue derivative financial instruments for trading purposes.

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

   AMORTIZATION: Amortization is computed on the straight-line basis over the estimated lives of the capitalized assets. Estimated lives are as follows:

                                              Years
                                             -------
   Trademarks                                20 - 40
   Deferred loan costs                          5

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

NOTES TO FINANCIAL STATEMENTS

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

   RECLASSIFICATIONS: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS.

SFAS 142 Supercedes APB Opinion No. 17, INTANGIBLE ASSETS, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 was required starting with fiscal years beginning after December 15, 2001. Early application was permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 effective October 1, 2001. As required by SFAS 142, the Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of October 1, 2001. The following table presents the adjusted net income and earnings per share of the Company, adding back the goodwill amortization net of income taxes, for the years ended September 30, 2002, 2001 and 2000, as if the Company had adopted SFAS 142 as of October 1, 1999.

                                               2002            2001            2000
                                          -------------   -------------   -------------
                                                         (in thousands)
Reported Net Income                       $   5,446,731   $   6,202,570   $   3,887,969
  Add back: Goodwill amortization, net                -         809,581         663,934
                                          -------------   -------------   -------------
  Adjusted net income                     $   5,446,731   $   7,012,151   $   4,551,903
                                          =============   =============   =============

Basic Earning Per Share:
  Reported net income                     $        0.99   $        1.12   $        0.71
  Goodwill amortization                               -            0.15            0.12
                                          -------------   -------------   -------------
  Adjusted net income                     $        0.99   $        1.27   $        0.83
                                          =============   =============   =============

Diluted Earnings Per Share:
  Reported net income                     $        0.97   $        1.12   $        0.70
  Goodwill amortization                               -            0.15            0.12
                                          -------------   -------------   -------------
  Adjusted net income                     $        0.97   $        1.27   $        0.82
                                          =============   =============   =============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 2   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

NOTE 3.  INVENTORIES

The major components of inventories as of September 30, 2002 and 2001 are:

                                                                   2002           2001
                                                               ------------   ------------
Finished goods                                                 $ 16,470,057   $ 16,879,276
Work in process                                                   1,513,786        598,648
Raw materials and supplies                                        9,871,082     10,005,405
                                                               ------------   ------------
                                                               $ 27,854,925   $ 27,483,329
                                                               ============   ============

NOTE 4.  NOTES RECEIVABLE

Notes receivable consist of the following as of September 30, 2002 and 2001:

                                                                   2002           2001
                                                               ------------   ------------
8% note, collateralized by real property, monthly principal
  and interest payments of $10,313 through April 2009          $    631,760   $    701,897
Other                                                                32,025         34,861
                                                               ------------   ------------
                                                                    663,785        736,758
Less current maturities                                              79,098         72,973
                                                               ------------   ------------
                                                               $    584,687   $    663,785
                                                               ============   ============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5.  NOTES RECEIVABLE FROM AFFILIATES

Notes receivable from affiliates consist of the following as of September 30, 2002 and 2001:

                                                                      2002           2001
                                                                  ------------   ------------
6% note, unsecured from British Fidelity Holdings Limited,
  an affilliate through common ownership. Monthly principal
  and interest payments of $20,000 due through July 2005, with remaining balance of $3,305,560 due in August 2005. This note
  is guaranteed by British Fidelity Assurance, Ltd.               $  3,416,793   $  3,450,674
7% note, unsecured from BF Enterprises Limited, an affilliate through common ownership. Monthly interest payments
  through July 2004. Principal due on demand on August 1, 2004         397,047        147,046
                                                                  ------------   ------------
                                                                     3,813,840      3,597,720
Less current matruities                                                 39,067         36,797
                                                                  ------------   ------------
                                                                  $  3,774,773   $  3,560,923
                                                                  ============   ============

NOTE 6.  PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 2002 and 2001 are:

                                                                      2002           2001
                                                                  ------------   ------------
Land                                                              $  5,086,665   $  4,640,086
Land improvements                                                    1,378,005      1,378,005
Buildings and improvements                                          17,934,298     17,190,201
Machinery and equipment                                             65,376,361     61,989,911
                                                                  ------------   ------------
                                                                    89,775,329     85,198,203
Less accumulated depreciation                                       47,590,112     43,729,941
                                                                  ------------   ------------
                                                                  $ 42,185,217   $ 41,468,262
                                                                  ============   ============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 7.  AMORTIZED INTANGIBLE ASSETS

Amortized Intangible Assets consist of the following as of September 30, 2002, 2001 and 2000:

                                   2002                            2001                            2000
                      -----------------------------   -----------------------------   -----------------------------
                      Gross Carrying    Accumulated   Gross Carrying    Accumulated   Gross Carrying    Accumulated
                          Amount       Amortization       Amount       Amortization       Amount       Amortization
                      --------------   ------------   --------------   ------------   --------------   ------------
Trademarks            $    1,302,000   $    426,951   $    1,302,000   $    386,751   $    1,502,000   $    436,552
Deferred loan costs        1,729,783        564,651          839,950        249,651          612,450        112,283
                      --------------   ------------   --------------   ------------   --------------   ------------
                      $    3,031,783   $    991,602   $    2,141,950   $    636,402   $    2,114,450   $    548,835
                      ==============   ============   ==============   ============   ==============   ============

Aggregate amortization expenses were $355,200, $287,567 and $172,483 for the years ended 2002, 2001 and 2000, respectively.

Estimated amortization expenses as of September 30, 2002 are as follows:

Year Ending
September 30,                                           Amount
-------------                                        -----------
2003                                                 $   339,200
2004                                                     339,200
2005                                                     339,070
2006                                                     308,120
2007                                                      40,000
                                                     -----------
                                                     $ 1,365,590
                                                     ===========

NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2002 and 2001:

                                          2002           2001
                                       -----------   -----------
Accrued payroll and related expenses   $ 1,833,255   $ 1,645,788
Other                                    1,390,038       679,916
                                       -----------   -----------
                                       $ 3,223,293   $ 2,325,704
                                       ===========   ===========

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9.  FINANCING ARRANGEMENTS

Long-term debt consists of the following as of September 30, 2002 and 2001:

                                                                     2002           2001
                                                                 ------------   ------------
Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the
  Company's option, plus an applicable margin as defined in
  the agreement. The interest rate at September 30, 2002
  was 4.57%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any
  remaining balance due on September 30, 2006                    $ 36,000,000   $ 40,000,000
Revolving loans under a credit agreement (i), interest
  payable quarterly based on either the Eurodollar or
  prime rate at the Company's option, plus an applicable
  margin as defined in the agreement. The blended interest
  rate at September 30, 2002 was 5.15%. The revolving
  lines of credit terminate in October 2004                        20,500,000     19,000,000
Other                                                                 517,009        684,549
                                                                 ------------   ------------
                                                                   57,017,009     59,684,549
Less current maturities                                             4,000,000      4,000,000
                                                                 ------------   ------------
                                                                 $ 53,017,009   $ 55,684,549
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

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9.  FINANCING ARRANGEMENTS (CONTINUED)

Maturities of long-term debt as of September 30, 2002 are as follows:

Year Ending
September 30,                   Amount
-------------                ------------
2003                         $  4,000,000
2004                           24,500,000
2005                            4,000,000
2006                           24,517,009
                             ------------
                             $ 57,017,009
                             ============

NOTE 10. INCOME TAXES

Income tax expense before extraordinary item consists of the following for the years ended September 30, 2002, 2001 and 2000:

                                              2002          2001             2000
                                         ------------   ------------    --------------
Current income tax expense (benefit):
  Federal                                $    756,092   $  2,032,885    $    1,887,250
  State                                       (21,894)       189,167           186,628
                                         ------------   ------------    --------------
                                              734,198      2,222,052         2,073,878
                                         ------------   ------------    --------------
Deferred income tax expense (benefit):
  Federal                                     357,000       (596,000)         (377,000)
  State                                        31,000        (65,000)          (48,000)
                                         ------------   ------------    --------------
                                              388,000       (661,000)         (425,000)
                                         ------------   ------------    --------------
Total income tax expense before
  extraordinary item                     $  1,122,198   $  1,561,052    $    1,648,878
                                         ============   ============    ==============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2002 and 2001:

                                                                     2002         2001
                                                                 -----------   -----------
Deferred tax liabilities:
  Property and equipment, principally due
    to differences in depreciation                               $ 4,027,000   $ 3,610,000
  Goodwill, principally due to differences in amortization           683,000       264,000
                                                                 -----------   -----------
                                                                   4,710,000     3,874,000
                                                                 -----------   -----------
Deferred tax assets:
  Inventories, principally due to additional costs inventoried
    for tax purposes pursuant to the Tax Reform Act of 1986        1,307,000       854,000
  Differences related to anticipated future expenses and
    allowances                                                       265,000       499,000
  Deferred compensation                                              420,000       191,000
                                                                 -----------   -----------
                                                                   1,992,000     1,544,000
                                                                 -----------   -----------
Net deferred income tax liability                                $ 2,718,000   $ 2,330,000
                                                                 ===========   ===========

No valuation allowance has been recorded as of September 30, 2002 or 2001.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item as a result of the following for the years ended September 30, 2002, 2001 and 2000:

                                             2002            2001          2000
                                          -----------    -----------    ------------
Computed "expected" tax expense           $ 2,233,436    $ 2,639,632    $  2,279,916
Nondeductible operating losses
  Bahamian subsidiary                         229,574        141,288         189,374
Effect of income tax subsidy on
  earnings of Virgin Islands subsidiary      (930,907)    (1,090,153)     (1,040,427)
Nondeductible losses of equity investee             -              -         101,092
Effect of extraterritorial deduction on
  income tax                                 (208,392)      (224,654)              -
Other                                        (201,513)        94,939         118,923
                                          -----------    -----------    ------------
Total income tax expense on income
  before extraordinary item               $ 1,122,198    $ 1,561,052    $  1,648,878
                                          ===========    ===========    ============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

Generally, the operating income of the Company's Bahamian subsidiary is not subject to United States income taxes as there are no income taxes in the Commonwealth of the Bahamas. The Company sold all of its remaining operating assets in the Bahamas in fiscal year 2000 for $3.5 million. Certain passive income of the Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income. This exemption is effective through September 2020. The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2002, 2001 and 2000, respectively, is as follows:

                     2002        2001       2000
                   ---------   ---------  ---------
Basic              $    0.18   $    0.20  $    0.19
Diluted                 0.18        0.20       0.19

With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes, which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely. The Company's share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7,500,000 and $27,900,000, respectively, as of September 30, 2002. The undistributed earnings of the Bahamian subsidiary have been reduced by any previously taxed income.

NOTE 11. LEASES

The Company occupies office space under noncancelable operating leases which expire between September 2004 and December 2006. One of the leases contains two renewal options of five years each.

Future minimum lease payments under these noncancelable operating leases as of September 30, 2002 are as follows:

Year Ending
September 30,              Amount
-------------            -----------
2003                     $   436,032
2004                         436,032
2005                         396,432
2006                         396,432
2007                          99,108
                         -----------
                         $ 1,764,036
                         ===========

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $485,206, $400,538 and $309,832 for the years ended September 30, 2002, 2001 and 2000, respectively.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12. STOCK OPTIONS

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees. Option prices may not be less than 85% of the fair market value of the Company's common stock on the date of grant for nonqualified options or 100% of such fair market value for qualified stock options. As of September 30, 2002, 1,400,000 shares are reserved for issuance under the option plan. Options granted have vesting periods ranging from 3 to 5 years. During the year ended September 30, 2002, the Company received a total of $339,000 upon the exercise of stock options for 56,500 shares. There were no stock options exercised during the years ended September 30, 2001 and 2000.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                 2002            2001            2000
                             -------------   -------------   -------------
Net income, as reported      $   5,446,731   $   6,202,570   $   3,887,969
Net income, pro forma            5,179,845       5,935,684       3,442,853
Earnings per common share,
  as reported (Basic)                 0.99            1.12            0.71
Earnings per common share,
  as reported (Diluted)               0.97            1.12            0.70
Earnings per common share,
  pro forma (Basic)                   0.94            1.08            0.62
Earnings per common share,
  pro forma (Diluted)                 0.92            1.07            0.62

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

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12. STOCK OPTIONS (CONTINUED)

A reconciliation of the Company's stock option activity, and related information, for the years ended September 30, 2002, 2001 and 2000 follows:

                                  2002                          2001                          2000
                      ----------------------------   ---------------------------   ---------------------------
                                       WEIGHTED                       Weighted                      Weighted
                         NUMBER         AVERAGE         Number         Average        Number        Average
                           OF          EXERCISE           of          Exercise          of          Exercise
                         OPTIONS         PRICE          Options         Price        Options         Price
                      ------------    ------------   ------------   ------------   ------------   ------------
Outstanding,
  beginning of year        599,000    $       8.43        599,000   $       8.43        599,000   $       8.43
  Granted                        -               -              -              -              -              -
  Exercised                (56,500)           6.00              -              -              -              -
  Forfeited                      -               -              -              -              -              -
                      ============    ============   ============   ============   ============   ============
Outstanding,
  end of year              542,500    $       8.69        599,000   $       8.43        599,000   $       8.43
                      ============    ============   ============   ============   ============   ============
Exercisable,
  end of year              408,500    $       8.87        398,000   $       8.59        311,000   $       8.65
                      ============    ============   ============   ============   ============   ============

The following table summarizes information about the stock options at September 30, 2002:

                           NUMBER           NUMBER
                       OUTSTANDING AT   EXERCISABLE AT
                        SEPTEMBER 30,    SEPTEMBER 30,     EXPIRATION
EXERCISE PRICE              2002             2002             DATE
--------------         --------------   --------------    ------------
12.2500                        60,000           60,000    April 2004
8.1250                         87,500           87,500    February 2006
9.0625                         60,000           60,000    May 2008
8.1250                        335,000          201,000    December 2008
                       --------------   --------------
                              542,500          408,500
                       ==============   ==============

The exercise price of options granted has been made at grant date fair value.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily in the beverage alcohol industry in the United States. The Company reports its operating results in five segments:

Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts) Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums) Bottling Operations (contract bottling services and proprietary and private label products) Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods) Corporate Operations and Other (primarily corporate related items).

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

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company's operating segments for the years ended September 30, 2002, 2001 and 2000 are as follows:

(in thousands)                                            2002              2001               2000
                                                      ------------      ------------       ------------
Net Sales
  Bulk Alcohol Products                               $     35,447      $     39,727       $     37,457
  Premium Branded Spirits                                   24,698            18,547             16,119
  Bottling Operations                                       18,661            20,644             16,823
  Vinegar and Cooking Wine                                  20,953            20,853             20,477
  Corporate Operations and Other                                 -                 -              2,111
                                                      ------------      ------------       ------------
                                                      $     99,759      $     99,771       $     92,987
                                                      ============      ============       ============
Operating Income (Loss)
  Bulk Alcohol Products                               $     10,539      $     12,781       $     13,696
  Premium Branded Spirits                                     (331)             (840)               120
  Bottling Operations                                          129               221             (1,022)
  Vinegar and Cooking Wine                                   4,602             4,739              3,673
  Corporate Operations and Other                            (6,339)           (5,352)            (5,369)
                                                      ------------      ------------       ------------
                                                      $      8,600      $     11,549       $     11,098
                                                      ============      ============       ============
Identifiable Assets
  Bulk Alcohol Products                               $     71,974      $     68,235       $     62,969
  Premium Branded Spirits                                    8,778             8,902              7,764
  Bottling Operations                                       23,081            24,107             22,239
  Vinegar and Cooking Wine                                  20,010            21,010             21,152
  Corporate Operations and Other                            14,040            11,334             12,424
                                                      ------------      ------------       ------------
                                                      $    137,883      $    133,588       $    126,548
                                                      ============      ============       ============
Depreciation and Amortization
  Bulk Alcohol Products                               $      3,005      $      3,229       $      2,845
  Premium Branded Spirits                                       88               271                104
  Bottling Operations                                        1,612             1,471              1,474
  Vinegar and Cooking Wine                                     473             1,140                928
  Corporate Operations and Other                               430               224                334
                                                      ------------      ------------       ------------
                                                      $      5,608      $      6,335       $      5,685
                                                      ============      ============       ============
Capital Expenditures
  Bulk Alcohol Products                               $      4,269      $      3,328       $      3,964
  Premium Branded Spirits                                      166               205                 68
  Bottling Operations                                        1,166             2,481                857
  Vinegar and Cooking Wine                                     247               549                754
  Corporate Operations and Other                               153                72                185
                                                      ------------      ------------       ------------
                                                      $      6,001      $      6,635       $      5,828
                                                      ============      ============       ============
Goodwill
  Bulk Alcohol Products                               $      9,471      $      9,471       $     10,072
  Premium Branded Spirits                                        -                 -                  -
  Bottling Operations                                            -                 -                  -
  Vinegar and Cooking Wine                                  11,053            11,053             11,748
  Corporate Operations and Other                                 -                 -                  -
                                                      ------------      ------------       ------------
                                                      $     20,524      $     20,524       $     21,820
                                                      ============      ============       ============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales and operating income for the years ended September 30, 2002, 2001, and 2000 and identifiable assets as of the end of each period classified by geographic area, were as follows:

                                                          U. S. VIRGIN
                                                          ISLANDS AND
                                     UNITED STATES        THE BAHAMAS          CONSOLIDATED
                                     -------------       --------------       --------------
September 30, 2002:
  Net sales                          $  88,617,308       $   11,141,433       $   99,758,741
  Operating income                       5,372,667            3,227,568            8,600,235
  Identifiable assets                   95,698,471           42,184,033          137,882,504
September 30, 2001:
  Net sales                          $  87,489,403       $   12,281,194       $   99,770,597
  Operating income                       7,519,943            4,029,099           11,549,042
  Identifiable assets                   94,024,629           39,563,535          133,588,164
September 30, 2000:
  Net sales                          $  79,405,802       $   13,580,895       $   92,986,697
  Operating income                       7,843,670            3,254,089           11,097,759
  Identifiable assets                   89,271,882           37,273,566          126,545,448

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $6,400,000, $6,400,000 and $5,700,000 for the years ended September 30, 2002, 2001 and 2000.

NOTE 14. PENSION PLAN

The Company has a defined contribution retirement plan which covers substantially all United States employees. Effective January 1, 2000, the plan was restated as a discretionary 401(k) Profit Sharing Plan and has been renamed the Todhunter International, Inc. Compensation Deferral Plan (the "Restated Plan"). Under the Restated Plan, participants may make elective contributions based on their eligible compensation. Participants are immediately vested in any elective contributions and related earnings, if any. Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service. Participants are entitled, upon retirement, to their vested portion of the retirement fund assets. The Company contributed approximately $1,043,311, $915,998 and $644,749 to the plan for the years ended September 30, 2002, 2001 and 2000, respectively.

Under the old plan, the Company contributed 6.0% of an employee's total compensation, plus 5.5% of compensation in excess of the Social Security tax wage base. An employee's compensation in excess of $170,000 was disregarded in determining the Company's contribution. Generally, employer contributions to the plan began to vest to the benefit of the participant after three years of service. Participants were entitled, upon retirement, to their vested portion of the retirement fund assets.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 15. INVESTMENT IN PREMIER WINES & SPIRITS, LTD.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., ("Premier"), a wholesale liquor distributor in the United States Virgin Islands, for $450,000. This investment is being accounted for using the equity method. The Company had sales to Premier of approximately $2,007,654, $1,946,000 and $2,069,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Included in trade receivables is approximately $455,000 and $416,000 as of September 30, 2002 and 2001, respectively, related to these sales. The Company has outstanding advances to Premier of $587,019 as of September 30, 2002 and 2001, respectively, which are included in investments in and advances to equity investees. These advances are unsecured and bear interest at 8.5%. On November 1, 2002 the interest rate was reduced to 6.0%. Interest payments are due monthly or on demand in accordance with the terms of the agreement. Principal is payable on demand.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amounts approximate fair values as of September 30, 2002 and 2001 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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

                                                 Carrying Amount                      Fair Value
                                         -------------------------------    ------------------------------
                                              2002              2001             2002            2001
                                         -------------     -------------    -------------    -------------
Financial assets:
  Notes receivable, including note
    receivable from affiliate            $   4,477,625     $   4,187,432    $   4,619,131    $   4,270,294
Financial liabilities:
  Long-term debt                         $  57,017,009     $  59,684,549    $  57,017,009    $  59,684,549

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 17. NET INCOME PER COMMON SHARE

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                                                              2002               2001               2000
                                                         -------------      -------------      -------------
Net income                                               $   5,446,731      $   6,202,570      $   3,887,969
                                                         =============      =============      =============
Determination of shares:
Weighted average number of common shares outstanding         5,526,781          5,513,734          5,513,734
Shares issuable on exercise of stock options, net of
  shares assumed to be repurchased                              97,383             13,676             36,482
                                                         -------------      -------------      -------------
Average common shares outstanding for diluted
  computation                                                5,624,164          5,527,410          5,550,216
                                                         =============      =============      =============
Net income per common share:
  Basic:
    Income before extraordinary item                     $        0.99      $        1.12      $        0.92
    Extraordinary item                                               -                  -              (0.21)
                                                         -------------      -------------      -------------
    Net income                                           $        0.99      $        1.12      $        0.71
                                                         =============      =============      =============
  Diluted:
    Income before extraordinary item                     $        0.97      $        1.12      $        0.91
    Extraordinary item                                               -                  -              (0.21)
                                                         -------------      -------------      -------------
    Net income                                           $        0.97      $        1.12      $        0.70
                                                         =============      =============      =============

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                                      First            Second             Third              Fourth
-------                                   ----------        ----------        -----------         ----------
                                                (In thousands, except per share and gross margin data)
2002:
  Net sales                               $   24,469        $   23,496        $    26,809         $   24,985
  Gross profit                                 7,556             7,142              8,644              7,797
  Gross margin                                  30.8%             30.4%              32.2%              31.2%
  Net income                                   1,490             1,725              1,755                477*
  Net income per share:
    Basic                                       0.27              0.31               0.32               0.09
    Diluted                                     0.27              0.31               0.31               0.08

2001:
  Net sales                               $   22,263        $   25,474        $    26,093         $   25,941
  Gross profit                                 7,691             7,777              8,928              7,687
  Gross margin                                  34.5%             30.5%              34.2%              29.6%
  Net income                                   1,244             1,487              1,919              1,553
  Net income per share:
    Basic                                       0.23              0.27               0.35               0.27
    Diluted                                     0.23              0.27               0.35               0.27

2000:
  Net sales                               $   20,462        $   23,458        $    23,722         $   25,345
  Gross profit                                 6,507             7,276              7,976              7,111
  Gross margin                                  31.8%             31.0%              33.6%              28.1%
  Income before extraordinary item             1,290             1,329              1,319              1,119
  Net income                                     121             1,329              1,319              1,119
  Net income per share:
    Basic                                       0.02              0.24               0.24               0.21
    Diluted                                     0.02              0.24               0.24               0.20

* In the fourth quarter of 2002, the Company incurred increased marketing expenses, increased its reserves for deferred compensation and recorded a loss in an equity investment.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 19. ACQUISITION OF MONARCH WINE COMPANY

In November 1999, the Company completed the purchase of the assets of Monarch Wine Company of Atlanta, Georgia, a privately held company. The purchase price was approximately $23.8 million in cash. Monarch specializes in the manufacturing of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

The assets acquired and liabilities assumed with this acquisition were as follows:

Current assets acquired                                     $    2,937,219
Goodwill                                                        22,528,351
Current liabilities assumed                                       (930,427)
Noncancelable operating lease on plant facility assumed           (773,237)
                                                            --------------
                                                            $   23,761,906
                                                            ==============

The Company assumed a noncancelable lease on Monarch's plant facility which has since been abandoned by the Company. The net present value of this lease at the date of purchase was recorded as a liability and increased goodwill, accordingly.

NOTE 20. SALE OF BAHAMIAN OPERATIONS

In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for $3.5 million. The Company received a note receivable (see Note 5) for $3.5 million and recorded a loss of $78,838 on the transaction.

NOTE 21. LEGAL PROCEEDINGS

The Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the "BATF") had advised the Company that it was conducting an investigation of shipments made by various U. S. alcohol producers to certain countries formerly included in the Soviet Union. The BATF had indicated that it believed that certain of the Company's export shipments may not have conformed to the specifications required by the BATF, and that this nonconformity may have violated U.S. Law.

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

The Company believes that the agreements with the BATF have not and will not have a material adverse effect on the Company's financial condition or results of operation.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 22. SUBSEQUENT EVENT

During November 2002, the Company announced the retirement of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer. The Company has entered into an agreement with Mr. Pincourt, setting forth the terms of his retirement. Under this agreement, the Company elected to accelerate retirement benefits and continue to pay compensation and provide related benefits through July 15, 2004. The Company will record a charge for these items during the first quarter of its 2003 fiscal year. The effect of this charge, net of income tax benefits, will be approximately $1 million or $.18 per common share. In addition, the Company's majority shareholder, Angostura, Ltd., has entered into an agreement with Mr. Pincourt to purchase 595,985 shares of common stock.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Todhunter International, Inc.
West Palm Beach, Florida


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statements Schedule II for the years ended September 30, 2002, 2001, and 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                               /s/ McGladrey & Pullen, LLP


West Palm Beach, Florida
November 26, 2002

                          TODHUNTER INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Year Ended September 30,
                              -------------------------------------------
                                  2002           2001            2000
                              ------------   -------------   ------------
Inventory Reserve:
Balance, beginning of period  $    723,007   $       9,689   $    222,844
Charged to costs and expenses      108,633       1,163,318              -

Deductions                        (418,094)       (450,000)      (213,155)
                              ------------   -------------   ------------
Balance, end of period        $    413,546   $     723,007   $      9,689
                              ============   =============   ============

                          TODHUNTER INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

 3.1 Amended and Restated Certificate of Incorporation of Todhunter International, Inc.(1)
 3.2      Amended and Restated By-Laws of Todhunter International, Inc.(6)
 4.1      Form of Todhunter International, Inc. Common Stock Certificate(1)
10.6      Todhunter International, Inc. 1992 Stock Option Plan, as amended(3)
10.8 Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc.(1)
10.8(a) Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd.(4)
10.16 Asset Purchase Agreement dated as of September 27, 1999, among Todhunter International, Inc. and Adams Wine Company d/b/a Monarch Wine Company of Georgia, and Howard J. Weinstein, David Paszamant, Jay Paszamant and Matthew Paszamant(5)
10.18 Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc.(6)
10.19     Executive Employment Agreement dated as of July 15, 1999, between Jay
          S. Maltby and Todhunter International, Inc.(6)
10.20 Executive Employment Agreement dated as of July 15, 1999, between A. Kenneth Pincourt, Jr. and Todhunter International, Inc.(6)
10.21 Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc.(6)
10.22 Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank(7)
10.23 Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002(8)
11.1      Statement of Computation of Per Share Earnings(9)
21.1      Subsidiaries of Todhunter International, Inc.(2)
23.1      Consent of McGladrey & Pullen, LLP(10)
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

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

 (8) Incorporated herein by reference to the Company's Current Report on Form 8-K for November 26, 2002.

 (9) Filed herewith and incorporated herein by reference to Note 17 of notes to consolidated financial statements, included in Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

(10)    Filed herewith.