Form 10-Q
period 2002-12-31
TODHUNTER INTERNATIONAL INC
filed 2003-02-19
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission File No. 1-13453

TODHUNTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-1284057
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 655-8977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                  No   ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of February 7, 2003 was 5,572,334.

TODHUNTER INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,899,753	$13,946,736
Short-term investments	3,299,033	3,397,033
Trade receivables	10,711,008	13,505,737
Other receivables	2,038,604	2,696,743
Inventories	27,048,637	27,854,925
Notes receivable, current maturities	128,321	118,165
Deferred income taxes	2,078,250	1,992,000
Other current assets	2,977,065	3,078,437
Total current assets	62,180,671	66,589,776

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	1,951,917	1,584,628
Notes receivable from affiliates, less current maturities	3,765,392	3,774,773
Notes receivable, less current maturities	564,731	584,687
	6,282,040	5,944,088

PROPERTY AND EQUIPMENT	91,100,798	89,775,329
Less accumulated depreciation	48,765,412	47,590,112
	42,335,386	42,185,217

GOODWILL, less accumulated amortization	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	1,955,130	2,040,181
OTHER ASSETS	720,654	598,838
	$133,998,285	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	4,667,431	4,051,379
Accrued expenses	2,092,458	3,223,293
Total current liabilities	10,759,889	11,274,672

LONG-TERM DEBT, less current maturities	50,661,133	53,017,009

DEFERRED INCOME TAXES	4,735,250	4,710,000

OTHER LIABILITIES	2,248,855	1,811,459
	68,405,127	70,813,140

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 5,671,434 shares December 31, 2002, and 5,669,434 shares September 30, 2002	56,714	56,694
Additional paid-in capital	18,680,679	18,664,449
Retained earnings	47,593,545	49,086,001
	66,330,938	68,807,144
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	65,593,158	67,069,364
	$133,998,285	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2002	2001

Sales	$28,337,184	$31,961,935
Less excise taxes	7,372,705	8,108,156
Net sales	20,964,479	23,853,779

Cost of goods sold	15,380,241	16,297,690
Gross profit	5,584,238	7,556,089

Selling, general and administrative expenses	5,508,973	5,070,151
Operating income	75,265	2,485,938

Other income (expense):
Interest income	132,661	224,163
Interest expense	(724,903)	(792,727)
Equity in income of equity investees	93,288	74,231
Other, net	(1,397,030)	38,449
	(1,895,984)	(455,884)

Income (loss) before income taxes	(1,820,719)	2,030,054

Income tax expense (benefit):
Current	(267,263)	537,431
Deferred	(61,000)	2,500
	(328,263)	539,931

Net Income (loss)	$(1,492,456)	$1,490,123

Earnings (loss) per common share:
Basic	$(0.27)	$0.27
Diluted	$(0.27)	$0.27

Common shares and equivalents outstanding:
Basic	5,571,125	5,513,734
Diluted	5,667,014	5,551,670

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,492,456)	$1,490,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,273,222	1,266,812
Amortization	85,050	97,550
(Gain) on sale of property and equipment	(15,636)	(22,531)
Equity in (income) of equity investees	(93,288)	(74,231)
Deferred income taxes	(61,000)	2,500

Changes in assets and liabilities:
(Increase) decrease in:
Receivables	3,452,868	3,376,547
Inventories	806,288	1,964,339
Other current assets	101,372	1,554,941
Increase (decrease) in:
Accounts payable	616,052	(777,729)
Accrued expenses	(1,130,835)	(515,435)
Other liabilities	(437,396)	48,830
Net cash provided by operating activities	3,979,033	8,411,716

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	19,280	27,313
Principal payments received on notes receivable	19,181	28,764
Purchase of property and equipment	(1,427,035)	(2,173,608)
Disbursements for notes receivable	—	(286,797)
Purchase of short-term investments	—	(1,954,441)
Redemption of short-term investments	98,000	—
Investments in and advances to equity investees	(274,001)	—
Increase in other assets	(121,815)	(69,815)
Net cash used in investing activities	$(1,686,390)	$(4,428,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	$(1,300,000)	$(2,500,000)
Issuance of common stock	16,250	—
Disbursements for loan costs	—	(871,834)
Principal payments on long-term borrowings	(1,055,876)	(1,045,060)
Net cash used in financing activities	(2,339,626)	(4,416,894)

Net decrease in cash and cash equivalents	(46,983)	(433,762)

Cash and cash equivalents:
Beginning	13,946,736	5,624,029
Ending	$13,899,753	$5,190,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$721,748	$1,388,394
Income taxes	$10,810	$125,216

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except for the retirement of the chief executive officer (see note 7), necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Note 2.   Inventories

The major components of inventories are:

	December 31, 2002	September 30, 2002
	(Unaudited)

Finished goods	$14,764,987	$16,470,057
Work in process	1,357,210	1,513,786
Raw materials and supplies	10,926,440	9,871,082

	$27,048,637	$27,854,925

Note 3.   Financing Arrangements

Long-term debt consists of the following as of December 31, 2002:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement.  The interest rate at December 31, 2002 was 4.38%.  Future minimum quarterly principal installments of $ 1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.

$ 35,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at December 31, 2002 was 4.67%. The revolving lines of credit terminate in October 2004.	19,200,000

Other	461,133
54,661,133
Less current maturities	4,000,000
$50,661,133

(i)                  In October 2001, the Company entered into a $70 million credit agreement, which consists of a $40 million term loan and a $30 million revolving loan facility.  The credit agreement is collateralized principally by all assets located in the United States of America.  The Company is restricted from paying dividends to stockholders.  Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain a minimum fixed charge and interest coverage ratio, among other financial covenants.

(ii)               In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits, as defined in the agreement.

As of December 31, 2002, the Company was not in compliance with the funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio financial covenant under its credit agreement.  The Company has received a waiver under the credit agreement through March 30, 2003, while the Company negotiates with the bank group to modify the financial covenant.

Note 4.   Earnings (Loss) Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.  The effect of stock options have not been included in three months ended December 31, 2002 loss per common share, as their effect would have been anti-dilutive.

	Three Months Ended December 31,
	2002	2001

Net income (loss)	$(1,492,456)	$1,490,123
Determination of shares:
Weighted average number of common shares outstanding	5,571,125	5,513,734
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	95,889	37,936
Average common shares outstanding for diluted earnings per share computation	5,667,014	5,551,670

Earnings (loss) per common share:
Basic	$(0.27)	$0.27
Diluted	$(0.27)	$0.27

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on both a basic and diluted basis) was to increase earnings per share by $0.03 for the three months ended December 31, 2002 and 2001.

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

Bulk Alcohol Products (citrus brandy, citrus spirits, rum, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

Bottling Operations (contract bottling services and proprietary and private label products)

Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

The accounting policies of the reportable segments are the same as those referred to in Note 1 to the Consolidated Financial Statements.  The Company evaluates the performance of its operating segments based on income before income taxes, equity in income or loss of equity investees, interest income and interest expense. Material intersegment sales and transfers have been eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company’s reportable segments for the three months ended December 31, 2002 and 2001, and identifiable assets as of December 31, 2002 and 2001, were as follows:

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Net Sales
Bulk Alcohol Products	$8,695	$8,836
Premium Branded Spirits	4,204	4,773
Bottling Operations	2,829	4,782
Vinegar and Cooking Wine	5,236	5,463
	$20,964	$23,854

Operating Income (Loss)
Bulk Alcohol Products	$2,097	$2,889
Premium Branded Spirits	(413)	(171)
Bottling Operations	(1,282)	182
Vinegar and Cooking Wine	1,172	1,147
Corporate Operations and Other	(1,499)	(1,561)
	$75	$2,486
Depreciation and Amortization
Bulk Alcohol Products	$809	$706
Premium Branded Spirits	25	36
Bottling Operations	298	398
Vinegar and Cooking Wine	122	117
Corporate Operations and Other	104	107
	$1,358	$1,364

Capital Expenditures
Bulk Alcohol Products	$758	$1,932
Premium Branded Spirits	16	9
Bottling Operations	631	140
Vinegar and Cooking Wine	11	17
Corporate Operations and Other	11	76
	$1,427	$2,174

Identifiable Assets
Bulk Alcohol Products	$70,711	$68,937
Premium Branded Spirits	6,535	7,594
Bottling Operations	23,403	23,206
Vinegar and Cooking Wine	19,841	20,569
Corporate Operations and Other	13,508	10,082
	$133,998	$130,388

Sales and operating income for the three months ended December 31, 2002 and 2001 and identifiable assets as of December 31, 2002 and 2001, classified by geographic area, were as follows:

Three Months Ended	United States	U. S. Virgin Islands and the Bahamas	Consolidated
		(in thousands)

December 31, 2002
Net sales	$18,660	$2,304	$20,964
Operating Income	(363)	438	75
Identifiable assets	91,132	42,866	133,998

December 31, 2001:
Net sales	$21,924	$1,930	$23,854
Operating income	2,136	350	2,486
Identifiable assets	90,137	40,251	130,388

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $1,918,000 and $3,116,000 for the three months ended December 31, 2002 and 2001, respectively.

Note 6.   Comprehensive income (loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity. Total comprehensive income (loss) for the three months ended December 31, 2002 and 2001 was as follows:

	Three Months Ended December 31,
	2002	2001
	(in thousands)
	$
Net income (loss)	$(1,492)	1,490
Other comprehensive income, interest rate cap adjustment	—	51
	$(1,492)	1,541

Note 7.  Retirement of Chairman and Chief Executive Officer

On November 26, 2002, the Company announced the retirement and resignation of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company has entered into a retirement agreement with Mr. Pincourt, setting forth the terms of his retirement and resignation.  The retirement agreement replaces Mr. Pincourt’s previous employment agreement. Under the retirement agreement, the Company elected to accelerate retirement benefits under its deferred compensation program and to continue to pay compensation and provide related benefits through July 15, 2004, the remaining term of Mr. Pincourt’s previous employment contract.

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491 payable on or before October 31, 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during the first quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains “Forward-Looking Statements,” as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial  performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the Forward-Looking Statements:  business conditions and fluctuations in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2002 compared to the three months ended December 31, 2001, and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Information regarding the net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 5 to the Consolidated Financial Statements.

The Company’s net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company’s products.  Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in bottling operations and vinegar and cooking wine operations.

The Company has a limited number of customers, and these customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine.  Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix can cause gross margins to fluctuate.  Certain aspects of the Company’s business are seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

Net sales represent the Company’s gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company.  In addition, excise taxes are payable on sales of industrial alcohol to certain customers.  Accordingly, excise taxes vary from period to period depending upon the Company’s product and customer mix.

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Three Months Ended December 31,
	2002	2001
Net sales	100.0%	100.0
Cost of goods sold	73.4	68.3
Gross margin	26.6	31.7
Selling, general and dministrative expenses	26.2	21.3
Operating income	0.4	10.4
Interest expense	(3.5)	(3.3)
Other income (expense), net	(5.6)	1.4
Income (loss) before income taxes	(8.7)	8.5
Income tax (expense) benefit	1.6	(2.3)
Net income (loss)	(7.1% )	6.2

The following table provides information on net sales of certain Company products.

	Three Months Ended December 31,
	2002	2001	% Change
	(in thousands)

Bulk Alcohol Products	$8,695	$8,836	(1.6)
Premium Branded Spirits	4,204	4,773	(11.9)
Bottling Operations	2,829	4,782	(40.8)
Vinegar and Cooking Wine	5,236	5,463	(4.2)
	$20,964	$23,854	(12.1)

The following table provides unit sales volume data for certain Company products.

	Three Months Ended December 31,
	2002	2001	% Change
	(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	457	363	25.7
Citrus Spirits	116	156	(25.4)
Rum	948	847	11.9
Cane Spirits	125	200	(37.3)
Fortified citrus wine, in gallons	2,543	2,704	(6.0)
Premium branded spirits, in cases	109	89	22.5
Bottling operations, in cases	543	1,432	(62.1)
Vinegar
Bulk, in 100 grain gallons	1,239	1,352	(8.4)
Cases	154	169	(8.7)
Drums, in 100 grain gallons	385	378	1.8
Cooking Wine
Bulk, in gallons	1,153	1,067	8.1
Cases	184	208	(11.6)

Three months ended December 31, 2002 compared to three months ended December 31, 2001.  Unless otherwise noted, references to 2002 represent the three-month period ended December 31, 2002 and references to 2001 represent the three-month period ended December 31, 2001.  In 2001, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $0.6 million, representing excise taxes included in cases sold from warehouses located outside of the Company's Florida bonded warehouse facilities.  Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company's Florida bonded warehouse facilities.  Net sales and cost of sales in 2001 have been reclassified to conform with the 2002 presentation.

Net Sales. Net sales were $21.0 million in 2002, a decrease of 12.1% from net sales of $23.9 million in 2001.

Net sales of bulk alcohol products were $8.7 million in 2002, a decrease of 1.6% from net sales of $8.8 million in 2001.  The decrease resulted primarily from decreased shipments of citrus spirits, cane spirits and fortified citrus wine.  Except for fortified citrus wine, management believes that the decrease in bulk alcohol shipments is due to the timing of customer orders and that bulk alcohol shipments will return to normal levels by the end of fiscal 2003.  Due to the loss of certain customers, management believes that its fortified wine volume in fiscal 2003 may decline by approximately 2% from fiscal 2002.

Net sales of premium branded spirits were $4.2 million in 2002, a decrease of 11.9% from net sales of $4.8 million in 2001.  In 2001, net sales of premium branded spirits included $1.6 million of bulk tequila sales, representing the liquidation of inventory that was held to produce Porfidio tequila.  Excluding bulk tequila sales, net sales of premium branded spirits were $4.2 million in 2002, an increase of 31.6% from net sales of $3.2 million in 2001.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums, collectively, increased 33.9% and Cruzan Flavored Rums alone increased 47.3% in 2002 compared to 2001.

Net sales of the Company’s bottling operations were $2.8 million in 2002, a decrease of 40.8% from net sales of $4.8 million in 2001.  The unit volume of the Company’s bottling operations decreased 62.1% in 2002 as a result of the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  During fiscal 2002, this customer represented approximately 48% of the Company’s fiscal 2002 unit volume in bottling operations.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations may decline by approximately 8% in fiscal 2003.

Net sales of vinegar and cooking wine were $5.2 million in 2002, a decrease of 4.2% from net sales of $5.5 million in 2001.  Management believes that the decrease in net sales is due to the timing of customer orders.

Gross Profit. Gross profit was $5.6 million in 2002, a decrease of 26.1% from gross profit of $7.6 million in 2001.  Gross margin decreased to 26.6% in 2002 from 31.7% in 2001.  The decrease in gross margin was primarily attributable to the decreased volume in bottling operations and a decrease in shipments of bulk alcohol.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.5 million in 2002, an increase of 8.7% from $5.1 million in 2001.  The increase was primarily attributable to increased overhead, marketing and advertising expenses related to the Company’s premium branded spirits business.  The Company has increased its overhead, marketing and advertising budget in its premium branded spirits business as it continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2002 and 2001.

	Three months ended December 31,
	2002	2001	% Change
	(In thousands)
Bulk Alcohol Products	$2,097	$2,889	(27.4)
Premium Branded Spirits	(413)	(171)	—
Bottling Operations	(1,282)	182	—
Vinegar and Cooking Wine	1,172	1,147	2.2
Corporate Operations and Other	(1,499)	(1,561)	—
	$75	$2,486	(97.0)

As a result of the above factors, operating income was $0.1 million in 2002, a decrease of 97.0% from operating income of $2.5 million in 2001.  The 27.4% reduction in operating income for the bulk alcohol segment is primarily attributable to the timing of shipments of higher margin products being delayed into future quarters.

The Company’s premium branded spirits segment experienced operating losses of $0.4 million in 2002 and $0.2 million in 2001.  The operating loss reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.  Included in operating loss of premium branded spirits in 2001 was profit of $0.5 million related to bulk tequila sales.  Excluding bulk tequila sales, operating loss of premium branded spirits would have been $0.7 million in 2001.

The Company’s bottling operations segment reported an operating loss of $1.3 million in 2002 compared to operating income of $0.2 million in 2001. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual unit volume for fiscal year 2002.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 8% in fiscal 2003.

Interest Expense. Interest expense was $0.7 million in 2002 and $0.8 million in 2001.  The decrease in interest expense was due to lower interest rates during 2002 as compared to 2001.

Other Expense.  On November 26, 2002, the Company announced the retirement and resignation of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company has entered into a retirement agreement with Mr. Pincourt, setting forth the terms of his retirement and resignation.  The retirement agreement replaces Mr. Pincourt’s previous employment agreement. Under the retirement agreement, the Company elected to accelerate retirement benefits under its deferred compensation program and to continue to pay compensation and provide related benefits through July 15, 2004, the remaining term of Mr. Pincourt’s previous employment contract.

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491 payable on or before October 31, 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during the first quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

Income Tax Expense. The Company’s effective income tax rate was 18.0% in 2002 and 26.6% in 2001.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2002 and 2001.  During 2002, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.3 million.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations, purchasing imported products for its premium branded spirits business and carrying inventories and receivables.  The Company’s source of liquidity has historically been cash flow from operations and its line of credit.  Some of the Company’s manufacturing operations are seasonal and the Company’s borrowings on its line of credit vary during the year.  For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries.  The Company buys citrus molasses, a byproduct of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June.  The Company generally begins purchasing citrus molasses in November and manufactures and builds inventory of citrus brandy and spirits.  The Company manufactures and builds inventory while raw materials are available due to the short life of the citrus molasses it purchases.  Another seasonal business of the Company is its contract bottling services.  Demand for contract bottling services is highest during the months from April through October.  Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash provided by operating activities in 2002 was $4.0 million, which resulted from $0.3 million in net losses adjusted for noncash items, and $4.3 million representing the net change in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2002 was $1.7 million, which resulted primarily from $1.4 million of capital expenditures.

Net cash used in financing activities in 2002 was $2.3 million, which resulted from payments of $1.3 million under the revolving credit facility and $1.0 million of long-term debt.

The Company’s revolving credit facility provides for maximum borrowings of $30 million.  Borrowings under this facility were $19.2 million at December 31, 2002 (see Note 3 to the consolidated financial statements).

The Company’s bank debt was $54.2 million as of December 31, 2002, and its ratio of total debt to equity was 1.04 to 1.

As of December 31, 2002, the Company was not in compliance with the funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio financial covenant under its credit agreement.  The Company has received a waiver under the credit agreement through March 30, 2003, while the Company negotiates with the bank group to modify the financial covenant.

The Company’s share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7.5 million and $27.9 million, respectively, as of September 30, 2002.  See Note 10 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 for additional information on income taxes related to these subsidiaries.

Based on current plans and business conditions, management expects that its cash, cash equivalents, and short-term investments, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

Effects of Inflation and Changing Prices

The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices.  The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of its Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and there have been no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

3.1	Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2	Amended and Restated By-Laws of Todhunter International, Inc. (5)
4.1	Form of Todhunter International, Inc. Common Stock Certificate (1)
10.6	Todhunter International, Inc. 1992 Stock Option Plan, as amended (3)
10.8	Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Especially West Palm Beach, Inc. (1)
10.8(a)	Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperante, Ltd. (4)
10.18	Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (5)
10.19	Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter International, Inc. (5)
10.21	Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc. (5)
10.22

Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank (6)

10.23	Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002 (7)
11.1	Statement of Computation of Per Share Earnings (8)
21.1	Subsidiaries of Todhunter International, Inc. (2)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-50848).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K for November 26, 2002.

(8)

Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(9)	Filed herewith.

(b)          Reports on Form 8-K

During the first quarter of fiscal 2003, the Company filed the following current report on Form 8-K:

(1)          Form 8-K dated November 26, 2002.   This Form 8-K reported information under Item 5 (Other Events and required FD Disclosure).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2003	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: February 11, 2003	/s/ Troy Edwards
Troy Edwards
Chief Financial Officer, Treasurer and Controller

CERTIFICATION REQUIRED BY THE

CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay S. Maltby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Todhunter International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

CERTIFICATION REQUIRED BY THE

CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Troy Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Todhunter International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Troy Edwards
Troy Edwards
Chief Financial Officer, Treasurer and Controller