Form 10-Q
period 2003-03-31
TODHUNTER INTERNATIONAL INC
filed 2003-05-15
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☐                No   ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of May 12, 2003 was 5,574,234.

TODHUNTER INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,905,229	$13,946,736
Short-term investments	3,402,235	3,397,033
Trade receivables	13,593,832	13,505,737
Other receivables	2,989,610	2,696,743
Inventories	30,092,602	27,854,925
Notes receivable, current maturities	123,901	118,165
Deferred income taxes	2,105,000	1,992,000
Other current assets	1,571,117	3,078,437
Total current assets	66,783,526	66,589,776

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	2,108,034	1,584,628
Notes receivable from affiliates, less current maturities	3,755,870	3,774,773
Notes receivable, less current maturities	544,374	584,687
	6,408,278	5,944,088

PROPERTY AND EQUIPMENT	91,101,193	89,775,329
Less accumulated depreciation	49,509,352	47,590,112
	41,591,841	42,185,217

GOODWILL	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	1,870,081	2,040,181
OTHER ASSETS	720,653	598,838
	$137,898,783	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	5,076,553	4,051,379
Accrued expenses	1,935,619	3,223,293
Total current liabilities	11,012,172	11,274,672

LONG-TERM DEBT, less current maturities	52,905,192	53,017,009

DEFERRED INCOME TAXES	4,768,000	4,710,000

OTHER LIABILITIES	2,191,382	1,811,459
	70,876,746	70,813,140

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 5,673,434 shares March 31, 2003, and 5,669,434 shares September 30, 2002	56,715	56,694
Additional paid-in capital	18,681,491	18,664,449
Retained earnings	49,021,611	49,086,001
	67,759,817	68,807,144
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	67,022,037	67,069,364
	$137,898,783	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Sales	$57,721,813	$63,316,172	$29,384,629	$31,354,237
Less excise taxes	14,932,589	16,504,594	7,559,884	8,396,438
Net sales	42,789,224	46,811,578	21,824,745	22,957,799

Cost of goods sold	29,400,847	32,113,588	14,020,606	15,815,898
Gross profit	13,388,377	14,697,990	7,804,139	7,141,901

Selling, general and administrative expenses	11,087,222	9,814,277	5,578,249	4,744,124
Operating income	2,301,155	4,883,713	2,225,890	2,397,777

Other income (expense):
Interest income	342,720	372,633	210,059	148,470
Interest expense	(1,598,433)	(1,420,726)	(873,530)	(627,999)
Equity in income of equity investees	249,405	157,413	156,117	83,182
Other, net	(1,458,621)	245,806	(61,591)	207,357
	(2,464,929)	(644,874)	(568,945)	(188,990)

Income (loss) before income taxes	(163,774)	4,238,839	1,656,945	2,208,787

Income tax expense (benefit):
Current	(44,384)	996,750	222,879	459,319
Deferred	(55,000)	26,500	6,000	24,000
	(99,384)	1,023,250	228,879	483,319

Net Income (loss)	$(64,390)	$3,215,589	$1,428,066	$1,725,468

Earnings (loss) per common share:
Basic	$(0.01)	$0.58	$0.26	$0.31
Diluted	$(0.01)	$0.58	$0.25	$0.31

Common shares and equivalents outstanding:
Basic	5,571,750	5,513,734	5,572,367	5,513,734
Diluted	5,635,928	5,565,483	5,607,374	5,574,959

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64,390)	$3,215,589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,637,420	2,596,508
Amortization	170,100	195,100
(Gain) loss on sale of property and equipment	54,234	(30,924)
Equity in income of equity investees	(249,405)	(157,413)
Deferred income taxes	(55,000)	26,500

Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(380,962)	2,988,482
Inventories	(2,237,677)	1,144,643
Other current assets	1,507,320	821,193
Increase (decrease) in:
Accounts payable	1,025,174	824,500
Accrued expenses	(1,287,674)	(801,094)
Other liabilities	379,923	97,516
Net cash provided by operating activities	1,499,063	10,920,600

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	42,026	46,599
Principal payments received on notes receivable	53,480	49,622
Purchase of property and equipment	(2,140,304)	(3,287,015)
Disbursements for notes receivable	—	(286,797)
Purchase of short-term investments	(103,202)	(3,231,379)
Redemption of short-term investments	98,000	—
Investments in and advances to equity investees	(274,001)	—
Increase in other assets	(121,815)	(106,502)
Net cash used in investing activities	$(2,445,816)	$(6,815,472)

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended March 31,
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	$2,000,000	$(2,200,000)
Issuance of common stock	17,063	—
Disbursements for loan costs	—	(889,833)
Principal payments on long-term borrowings	(2,111,817)	(2,101,391)
Net cash used in financing activities	(94,754)	(5,191,224)

Net decrease in cash and cash equivalents	(1,041,507)	(1,086,096)

Cash and cash equivalents:
Beginning	13,946,736	5,624,029
Ending	$12,905,229	$4,537,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,445,278	$1,392,540
Income taxes	$142,604	$826,615

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

Aggregate amortization expenses were $170,100 and $85,050 for the six and three months ended March 31, 2003, respectively, and $195,100 and $97,550 for the six and three months ended March 31, 2002, respectively.

The Company applies Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for options granted, which requires compensation expense for the Company’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant.  Accordingly, the Company has not recognized compensation expense for its options granted after 1994.  SFAS 123, Accounting for Stock-Based Compensation, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

If the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts show below:

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Net income (loss), as reported	$(64,390)	$3,215,589	$1,428,066	$1,725,468
Net income (loss), pro forma	(197,833)	3,082,146	1,361,344	1,658,746
Earnings (loss) per common share, as reported
Basic	(0.01)	0.58	0.26	0.31
Diluted	(0.01)	0.58	0.25	0.31
Earnings (loss) per common share, pro forma
Basic	(0.03)	0.55	0.24	0.30
Diluted	(0.03)	0.55	0.24	0.29

Note 2.          Inventories

The major components of inventories are:

	March 31, 2003	September 30, 2002
	(Unaudited)

Finished goods	$16,251,569	$16,470,057
Work in process	2,399,366	1,513,786
Raw materials and supplies	11,441,667	9,871,082

	$30,092,602	$27,854,925

Note 3.          Financing Arrangements

Long-term debt consists of the following as of March 31, 2003:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at March 31, 2003 was 4.78%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.	$34,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at March 31, 2003 was 5.2%. The revolving lines of credit terminate in October 2004.	22,500,000

Other	405,192
56,905,192
Less current maturities	4,000,000
$52,905,192

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

As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended prospectively the credit agreement to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  The Company paid a fee of $136,250 for the December waiver and $160,000 for the March waiver and amendment.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

Note 4.          Earnings (Loss) Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.  The effect of stock options have not been included in six months ended March 31, 2003 loss per common share, as their effect would have been anti-dilutive.

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Net income (loss)	$(64,390)	$3,215,589	$1,428,066	$1,725,468
Determination of shares:
Weighted average number of common shares outstanding	5,571,750	5,513,734	5,572,367	5,513,734
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	64,178	51,749	35,007	61,225
Average common shares outstanding for diluted earnings per share computation	5,635,928	5,565,483	5,607,374	5,574,959

Earnings (loss) per common share:
Basic	$(0.01)	$0.58	$0.26	$0.31
Diluted	$(0.01)	$0.58	$0.25	$0.31

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on both a basic and diluted basis) was to increase earnings per share by $0.09 and $0.06 for the six and three months ended March 31, 2003, respectively, and $0.08 and $0.05 for the six and three months ended March 31, 2002, respectively.

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

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company’s reportable segments for the six and three months ended March 31, 2003 and 2002, and identifiable assets as of March 31, 2003 and 2002, were as follows:

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$17,527	$17,692	$8,832	$8,856
Premium Branded Spirits	8,725	8,432	4,521	3,659
Bottling Operations	6,411	10,205	3,582	5,423
Vinegar and Cooking Wine	10,126	10,483	4,890	5,020
	$42,789	$46,812	$21,825	$22,958

Operating Income (Loss)
Bulk Alcohol Products	$5,773	$5,400	$3,676	$2,511
Premium Branded Spirits	(746)	(542)	(333)	(371)
Bottling Operations	(1,737)	1,008	(455)	826
Vinegar and Cooking Wine	2,052	2,103	880	956
Corporate Operations and Other	(3,041)	(3,085)	(1,542)	(1,524)
	$2,301	$4,884	$2,226	$2,398

Depreciation and Amortization
Bulk Alcohol Products	$1,609	$1,461	$800	$755
Premium Branded Spirits	50	71	25	35
Bottling Operations	698	812	400	414
Vinegar and Cooking Wine	242	234	120	117
Corporate Operations and Other	209	214	105	107
	$2,808	$2,792	$1,450	$1,428

Capital Expenditures
Bulk Alcohol Products	$1,072	$2,691	$314	$759
Premium Branded Spirits	16	59	—	50
Bottling Operations	1,007	343	376	203
Vinegar and Cooking Wine	34	78	23	61
Corporate Operations and Other	11	116	—	40
	$2,140	$3,287	$713	$1,113

Identifiable Assets
Bulk Alcohol Products	$73,442	$70,523
Premium Branded Spirits	6,838	5,117
Bottling Operations	25,639	24,509
Vinegar and Cooking Wine	19,600	20,518
Corporate Operations and Other	12,380	12,136
	$137,899	$132,803

Sales and operating income for the six and three months ended March 31, 2003 and 2002 and identifiable assets as of March 31, 2003 and 2002, classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
	(in thousands)

Six Months Ended

March 31, 2003:
Net sales	$37,483	$5,306	$42,789
Operating Income	988	1,313	2,301
Identifiable assets	94,637	43,262	137,899

March 31, 2002:
Net sales	42,044	4,768	46,812
Operating income	3,710	1,174	4,884
Identifiable assets	90,853	41,950	132,803

Three Months Ended

March 31, 2003:
Net sales	18,823	3,002	21,825
Operating income	1,351	875	2,226

March 31, 2002:
Net sales	20,120	2,838	22,958
Operating income	1,574	824	2,398

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $3,697,000 and $1,779,000 for the six and three months ended March 31, 2003, respectively, and $5,111,000 and $1,995,000 for the six and three months ended March 31, 2002, respectively.

Note 6.          Comprehensive income (loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity. Total comprehensive income (loss) for the six and three months ended March 31, 2003 and 2002 was as follows:

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net income (loss)	$(64)	$3,215	$1,428	$1,725
Other comprehensive income, interest rate cap adjustment	—	63	—	12
	$(64)	$3,278	$1,428	$1,737

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains “Forward-Looking Statements,” as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the Forward-Looking Statements:  business conditions in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2003 compared to the six months ended March 31, 2002, (ii) consolidated results of operations of the Company for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.7	68.6	64.2	68.9
Gross margin	31.3	31.4	35.8	31.1
Selling, general and administrative expenses	25.9	21.0	25.6	20.7
Operating income	5.4	10.4	10.2	10.4
Interest expense	(3.7)	(3.0)	(4.0)	(2.7)
Other income (expense), net	(2.1)	1.7	1.4	1.9
Income (loss) before income taxes	(0.4)	9.1	7.6	9.6
Income tax (expense) benefit	0.2	(2.2)	(1.1)	(2.1)
Net income (loss)	(0.2)%	6.9%	6.5%	7.5%

The following table provides information on net sales of certain Company products.

	Six Months Ended March 31,			Three Months Ended March 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)

Bulk Alcohol Products	$17,527	$17,692	(0.9)	$8,832	$8,856	(0.3)
Premium Branded Spirits	8,725	8,432	3.5	4,521	3,659	23.6
Bottling Operations	6,411	10,205	(37.2)	3,582	5,423	(33.9)
Vinegar and Cooking Wine	10,126	10,483	(3.4)	4,890	5,020	(2.6)
	$42,789	$46,812	(8.6)	$21,825	$22,958	(4.9)

The following table provides unit sales volume data for certain Company products.

	Six Months Ended March 31,		% Change	Three Months Ended March 31,		% Change
	2003	2002		2003	2002
	(in thousands)			(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	871	660	31.9	414	297	39.5
Citrus Spirits	183	274	(33.3)	67	118	(43.6)
Rum	2,147	1,973	8.8	1,199	1,126	6.5
Cane Spirits	245	339	(27.9)	120	139	(14.3)
Fortified citrus wine, in gallons	5,028	5,107	(1.5)	2,485	2,403	3.4
Premium branded spirits, in cases	227	181	25.1	118	92	27.7
Bottling operations, in cases	1,441	3,180	(54.7)	898	1,748	(48.6)
Vinegar
Bulk, in 100 grain gallons	2,702	2,818	(4.1)	1,463	1,466	(0.2)
Cases	271	358	(24.4)	117	189	(38.3)
Drums, in 100 grain gallons	773	775	(0.2)	388	397	(2.1)
Cooking Wine
Bulk, in gallons	2,178	2,077	4.9	1,025	1,010	1.5
Cases	350	378	(7.2)	166	170	(1.9)

Six months ended March 31, 2003 compared to six months ended March 31, 2002.  Unless otherwise noted, references to 2003 represent the six-month period ended March 31, 2003 and references to 2002 represent the six-month period ended March 31, 2002.  In 2002, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $1.2 million, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 have been reclassified to conform with the 2003 presentation.

Net Sales. Net sales were $42.8 million in 2003, a decrease of 8.6% from net sales of $46.8 million in 2002.

Net sales of bulk alcohol products were $17.5 million in 2003, a decrease of 0.9% from net sales of $17.7 million in 2002.  The decrease resulted primarily from decreased shipments of citrus spirits, cane spirits and fortified citrus wine.  Except for fortified citrus wine, management believes that the decrease in bulk alcohol product sales is due to the timing of customer orders.  Due to the loss of certain customers, management believes that its fortified wine volume in fiscal 2003 may decline by approximately 2% from fiscal 2002.

Net sales of premium branded spirits were $8.7 million in 2003, an increase of 3.5% from net sales of $8.4 million in 2002.  In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales, representing the liquidation of inventory that was held to produce Porfidio tequila.  Excluding bulk tequila sales, net sales of premium branded spirits increased 34.4% from net sales of $6.5 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums, collectively, increased 26.0% and Cruzan Flavored Rums alone increased 32.7% in 2003 compared to 2002.

Net sales of the Company’s bottling operations were $6.4 million in 2003, a decrease of 37.2% from net sales of $10.2 million in 2002.  The unit volume of the Company’s bottling operations decreased 54.7% in 2003 as a result of the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  During fiscal 2002, this customer represented approximately 48% of the Company’s unit volume in bottling operations.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations may decline by approximately 7% to 10% in fiscal 2003.

Net sales of vinegar and cooking wine were $10.1 million in 2003, a decrease of 3.4% from net sales of $10.5 million in 2002.  Management believes that the decrease in net sales is due to increased competition and the timing of customer orders.

Gross Profit. Gross profit was $13.4 million in 2003, a decrease of 8.9% from gross profit of $14.7 million in 2002.  Gross margin decreased to 31.3% in 2003 from 31.4% in 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.1 million in 2003, an increase of 13.0% from $9.8 million in 2002.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business.  The Company has increased its administrative, marketing and advertising expenses in its premium branded spirits business as it continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2003 and 2002.

	Six months ended March 31,
	2003	2002	% Change
	(In thousands)
Bulk Alcohol Products	$5,773	$5,400	6.9
Premium Branded Spirits	(746)	(542)	—
Bottling Operations	(1,737)	1,008	—
Vinegar and Cooking Wine	2,052	2,103	(2.4)
Corporate Operations and Other	(3,041)	(3,085)	—
	$2,301	$4,884	(52.9)

As a result of the above factors, operating income was $2.3 million in 2003, a decrease of 52.9% from operating income of $4.9 million in 2002.

The Company’s premium branded spirits segment experienced operating losses of $0.7 million in 2003 and $0.5 million in 2002.  The operating loss reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.  Included in operating loss of premium branded spirits in 2002 was profit of $0.5 million related to bulk tequila sales.  Excluding bulk tequila sales, operating loss of premium branded spirits would have been $1.1 million in 2002.

The Company’s bottling operations segment reported an operating loss of $1.7 million in 2003 compared to operating income of $1.0 million in 2002. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual bottling operations unit volume for fiscal year 2002.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 7% to 10% in fiscal 2003.

Interest Expense. Interest expense was $1.6 million in 2003 and $1.4 million in 2002.  The increase in interest expense was due to higher interest rates during 2003 as compared to 2002 and the payment of a $136,250 waiver fee during 2003 as described in Note 3 to the consolidated financial statements.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003.

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

Income Tax Expense. The Company’s effective income tax rate was 20.0% in 2003 and 24.1% in 2002.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.  During 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.1 million.

Three months ended March 31, 2003 compared to three months ended March 31, 2002.  Unless otherwise noted, references to 2003 represent the three-month period ended March 31, 2003 and references to 2002 represent the three-month period ended March 31, 2002.  In 2002, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $0.6 million, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 have been reclassified to conform with the 2003 presentation.

Net Sales. Net sales were $21.8 million in 2003, a decrease of 4.9% from net sales of $23.0 million in 2002.

Net sales of bulk alcohol products were $8.8 million in 2003, a decrease of 0.3% from net sales of $8.9 million in 2002.  Management believes that the decrease in bulk alcohol shipments is due to the timing of customer orders.

Net sales of premium branded spirits were $4.5 million in 2003, an increase of 23.6% from net sales of $3.7 million in 2002.  In 2002, net sales of premium branded spirits included $0.3 million of bulk tequila sales, representing the liquidation of inventory that was held to produce Porfidio tequila.  Excluding bulk tequila sales, net sales of premium branded spirits were $4.5 million in 2003, an increase of 37.1% from net sales of $3.3 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums, collectively, increased 19.1% and Cruzan Flavored Rums alone increased 20.1% in 2003 compared to 2002.

Net sales of the Company’s bottling operations were $3.6 million in 2003, a decrease of 33.9% from net sales of $5.4 million in 2002.  The unit volume of the Company’s bottling operations decreased 48.6% in 2003 as a result of the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  During fiscal 2002, this customer represented approximately 48% of the Company’s fiscal 2002 unit volume in bottling operations.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations may decline by approximately 7% to 10% in fiscal 2003.

Net sales of vinegar and cooking wine were $4.9 million in 2003, a decrease of 2.6% from net sales of $5.0 million in 2002.  Management believes that the decrease in net sales is due to increased competition and the timing of customer orders.

Gross Profit. Gross profit was $7.8 million in 2003, an increase of 9.3% from gross profit of $7.1 million in 2002.  Gross margin increased to 35.8% in 2003 from 31.1% in 2002.  The increase in gross margin was primarily attributable to the decreased volume in bottling operations and an increase in shipments of bulk alcohol.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.6 million in 2003, an increase of 17.6% from $4.7 million in 2002.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business.  The Company has increased its administrative, marketing and advertising expenses in its premium branded spirits business as it continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2003 and 2002.

	Three months ended March 31,
	2003	2002	% Change
	(In thousands)
Bulk Alcohol Products	$3,676	$2,511	46.5
Premium Branded Spirits	(333)	(371)	—
Bottling Operations	(455)	826	—
Vinegar and Cooking Wine	880	956	(8.0)
Corporate Operations and Other	(1,542)	(1,524)	—
	$2,226	$2,398	(7.2)

As a result of the above factors, operating income was $2.2 million in 2003, a decrease of 7.2% from operating income of $2.4 million in 2002.

The Company’s premium branded spirits segment experienced operating losses of $0.3 million in 2003 and $0.4 million in 2002.  The operating loss reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $0.5 million in 2003 compared to operating income of $0.8 million in 2002. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual bottling operations unit volume for fiscal year 2002.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 8% in fiscal 2003.

Interest Expense. Interest expense was $0.9 million in 2003 and $0.6 million in 2002.  The increase in interest expense was due to higher interest rates during 2003 as compared to 2002 and the payment of a $136,250 waiver fee during 2003 as described in Note 3 to the consolidated financial statements.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003.

Income Tax Expense. The Company’s effective income tax rate was 13.8% in 2003 and 21.9% in 2002.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.

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

Operating Activities

Net cash provided by operating activities in 2003 was $1.5 million, which resulted from $2.5 million in net income adjusted for noncash items, and $1.0 million representing the net increase in operating assets and liabilities.

The Company currently has approximately $2.1 million of ready-to-drink finished goods inventory and related raw materials and supplies, the sales of which have not yet met expectations.  The Company continues to sell this inventory in the ordinary course and is currently exploring alternatives with respect to the disposition of any excess inventory.  The Company believes that it will be able to recover at least the book value thereof in the current fiscal year.

Investing and Financing Activities

Net cash used in investing activities in 2003 was $2.4 million, which resulted primarily from $2.1 million of capital expenditures.

Net cash used in financing activities in 2003 was $0.1 million, which resulted from borrowings of $2.0 million under the revolving credit facility and payments of $2.1 million of long-term debt.

The Company’s revolving credit facility provides for maximum borrowings of $30 million.  Borrowings under this facility were $22.5 million at March 31, 2003 (see Note 3 to the consolidated financial statements).

The Company’s bank debt was $56.5 million as of March 31, 2003, and its ratio of total debt to equity was 1.1 to 1.

As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended prospectively the credit agreement to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  The Company paid a fee of $136,250 for the December waiver and $160,000 for the March waiver and amendment.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10 - K for the year ended September 30, 2002.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on March 18, 2003, in West Palm Beach, Florida, for the purpose of electing two Class II directors to hold office for a term of three years.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations.

Election of Directors

All of management’s nominees for election as directors as listed in the proxy statement were elected.  The results of the election were as follows:

Name	For	Withheld	Abstentions and Broker Non-Votes

Joseph R. Cook	4,632,667	139,510	0
Leonard G. Rogers	4,632,667	139,510	0

Following the annual meeting, Godfrey D. Bain, Donald L. Kasun and Thomas A. Valdes continue to serve as Class I directors with terms expiring at the 2005 annual meeting and Jay S. Maltby, Edward F. McDonnell and D. Chris Mitchell continue to serve as Class III directors with terms expiring at the 2004 annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

3.1	Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2	Amended and Restated By-Laws of Todhunter International, Inc. (5)
4.1	Form of Todhunter International, Inc. Common Stock Certificate (1)
10.6	Todhunter International, Inc. 1992 Stock Option Plan, as amended (3)
10.8	Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Esperanté Limited Partnership (1)
10.8(a)	Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperanté, Ltd. (4)
10.18	Executive Employment Agreement dated as of July 15, 1999, between Thomas A. Valdes and Todhunter International, Inc. (5)
10.19	Executive Employment Agreement dated as of July 15, 1999, between Jay S. Maltby and Todhunter International, Inc. (5)
10.21	Executive Employment Agreement dated as of July 15, 1999, between D. Chris Mitchell and Todhunter International, Inc. (5)
10.22

Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank (6)

10.22(a)

Waiver of Defaults Under Credit Agreement, dated February 18, 2003, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and Suntrust Bank (9)

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

(7)                                  Incorporated herein by reference to the Company’s Report on Form 8-K for November 26, 2002.

(8)                                  Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)                                  Filed herewith.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2003, the Company filed the following current report on Form 8-K:

(1)	Form 8-K dated March 19, 2003. This Form 8-K reported information under Item 5 (Other Events and required FD Disclosure).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: May 15, 2003	/s/ Troy Edwards
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Troy Edwards
Troy Edwards
Chief Financial Officer, Treasurer and Controller

EXHIBIT 99.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of Todhunter International, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003 and its results of operations for the period ended March 31, 2003.

/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: May 15, 2003

EXHIBIT 99.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of Todhunter International, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003 and its results of operations for the period ended March 31, 2003.

/s/ Troy Edwards
Troy Edwards
Chief Financial Officer, Treasurer and Controller

Date: May 15, 2003