Form 10-Q
period 2003-06-30
TODHUNTER INTERNATIONAL INC
filed 2003-08-14
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    ☐        No    ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of August 12, 2003 was 5,576,234.

TODHUNTER INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

TODHUNTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,205,007	$13,946,736
Short-term investments	3,402,636	3,397,033
Trade receivables	13,801,588	13,505,737
Other receivables	2,617,059	2,696,743
Inventories	32,442,963	27,854,925
Notes receivable, current maturities	246,767	118,165
Deferred income taxes	2,205,750	1,992,000
Other current assets	2,488,589	3,078,437
Total current assets	71,410,359	66,589,776

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	1,886,416	1,584,628
Notes receivable from affiliates, less current maturities	4,121,204	3,774,773
Notes receivable, less current maturities	523,608	584,687
	6,531,228	5,944,088

PROPERTY AND EQUIPMENT	91,632,043	89,775,329
Less accumulated depreciation	50,824,798	47,590,112
	40,807,245	42,185,217

GOODWILL	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	1,785,030	2,040,181
OTHER ASSETS	29,250	598,838
	$141,087,516	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	7,949,135	4,051,379
Accrued expenses	3,041,682	3,223,293
Total current liabilities	14,990,817	11,274,672

LONG-TERM DEBT, less current maturities	49,900,206	53,017,009

DEFERRED INCOME TAXES	5,033,250	4,710,000

OTHER LIABILITIES	2,233,337	1,811,459
	72,157,610	70,813,140

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 5,673,434 shares June 30, 2003, and 5,669,434 shares September 30, 2002	56,734	56,694
Additional paid-in capital	18,696,909	18,664,449
Retained earnings	50,914,043	49,086,001
	69,667,686	67,807,144
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	68,929,906	67,069,364
	$141,087,516	$137,882,504

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Sales	$88,646,677	$97,693,371	$30,924,864	$34,377,199
Less excise taxes	22,769,722	24,948,483	7,837,133	8,443,889
Net sales	65,876,955	72,744,888	23,087,731	25,933,310

Cost of goods sold	44,423,842	49,402,731	15,022,995	17,289,143
Gross profit	21,453,113	23,342,157	8,064,736	8,644,167

Selling, general and administrative expenses	17,392,479	15,592,695	6,305,257	5,778,418
Operating income	4,060,634	7,749,462	1,759,479	2,865,749

Other income (expense):
Interest income	570,479	480,619	227,759	107,986
Interest expense	(2,583,583)	(2,070,276)	(985,150)	(649,550)
Equity in income (loss) of equity investee	325,970	136,035	76,565	(21,378)
Other, net	(1,363,999)	327,212	94,622	81,406
	(3,051,133)	(1,126,410)	(586,204)	(481,536)

Income before income taxes	1,009,501	6,623,052	1,173,275	2,384,213

Income tax expense (benefit):
Current	(928,041)	1,441,017	(883,657)	444,267
Deferred	109,500	211,500	164,500	185,000
	(818,541)	1,652,517	(719,157)	629,267

Net Income	$1,828,042	$4,970,535	$1,892,432	$1,754,946

Earnings per common share:
Basic	$0.33	$0.90	$0.34	$0.32
Diluted	$0.32	$0.88	$0.34	$0.31

Common shares and equivalents outstanding:
Basic	5,572,608	5,518,675	5,574,322	5,528,558
Diluted	5,639,825	5,631,189	5,647,923	5,661,247

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,828,042	$4,970,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,015,637	3,902,721
Amortization	30,150	67,650
(Gain) loss on sale of property and equipment	65,583	(30,373)
Equity in income of equity investees	(325,970)	(136,035)
Deferred income taxes	109,500	211,500
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(216,167)	(81,183)
Inventories	(4,588,038)	(709,611)
Other current assets	589,848	(787,925)
Increase (decrease) in:
Accounts payable	3,897,756	(348,117)
Accrued expenses	(181,611)	(314,764)
Other liabilities	421,878	25,413
Net cash provided by operating activities	5,646,608	6,769,811

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	60,152	58,598
Principal payments received on notes receivable	92,046	68,045
Purchase of property and equipment	(2,763,400)	(4,815,666)
Disbursements for notes receivable	(506,000)	(286,797)
Purchase of short-term investments	(103,603)	(2,918,664)
Redemption of short-term investments	98,000	—
Investments in subsidiaries	24,182	—
Increase in other assets	794,589	190,600
Net cash used in investing activities	$(2,304,034)	$(7,703,884)

	Nine Months Ended June 30,
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	$50,000	$1,900,000
Issuance of common stock	32,500	213,000
Disbursements for loan costs	—	(889,833)
Principal payments on long-term borrowings	(3,166,803)	(3,124,247)
Net cash used in financing activities	(3,084,303)	(1,901,080)

Net increase (decrease) in cash and cash equivalents	258,271	(2,835,153)

Cash and cash equivalents:
Beginning	13,946,736	5,624,029
Ending	$14,205,007	$2,788,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest	$2,580,428	$2,059,474
Income taxes	$(595,939)	$1,271,488

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except for the retirement of the Executive Officers (see Note 7), necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Aggregate amortization expenses were $30,150 and $10,050 for the nine and three months ended June 30, 2003, respectively, and $67,650 and $22,550 for the nine and three months ended June 30, 2002, respectively.

The Company applies Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for options granted, which requires compensation expense for the Company’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant.  Accordingly, the Company has not recognized compensation expense for its options granted after 1994.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.

If the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts show below:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$1,828,042	$4,970,535	$1,892,432	$1,754,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	126,103	126,103	42,034	42,034
Net income, pro forma	$1,701,939	$4,844,432	$1,850,398	$1,712,912
Earnings per common share, as reported
Basic	0.33	0.90	0.34	0.32
Diluted	0.32	0.88	0.34	0.31
Earnings per common share, pro forma
Basic	0.30	0.87	0.33	0.30
Diluted	0.30	0.86	0.32	0.30

Note 2.          Inventories

The major components of inventories are:

	June 30, 2003	September 30, 2002
	(Unaudited)

Finished goods	$17,241,342	$16,470,057
Work in process	3,138,158	1,513,786
Raw materials and supplies	12,063,463	9,871,082

	$32,442,963	$27,854,925

Note 3.          Financing Arrangements

Long-term debt consists of the following as of June 30, 2003:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2003 was 5.32%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.	$33,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at June 30, 2003 was 5.1%. The revolving lines of credit terminate in October 2004.	20,550,000

Other	350,206
53,900,206
Less current maturities	4,000,000
$49,900,206

(i)             In October 2001, the Company entered into a $70 million credit agreement, which consists of a $40 million term loan and a $30 million revolving loan facility.  The credit agreement is collateralized principally by all assets located in the United States of America.  The Company is restricted from paying dividends to stockholders.  Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain certain financial covenants.

(ii)          In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits, as defined in the agreement.

As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended the credit agreement prospectively to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  The Company paid a fee of $136,250 for the December waiver and $160,000 for the March waiver and amendment.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

Note 4.          Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net income	$1,828,042	$4,970,535	$1,892,432	$1,754,946
Determination of shares:
Weighted average number of common shares outstanding	5,572,608	5,518,675	5,574,322	5,528,558
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	67,217	112,514	73,601	132,689
Average common shares outstanding for diluted earnings per share computation	5,639,825	5,631,189	5,647,923	5,661,247

Earnings per common share:
Basic	$0.33	$0.90	$0.34	$0.32
Diluted	$0.32	$0.88	$0.34	$0.31

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.15 and $0.06 for the nine and three months ended June 30, 2003, respectively, and $0.12 and $0.04 for the nine and three months ended June 30, 2002, respectively.

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

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company’s reportable segments for the nine and three months ended June 30, 2003 and 2002, and identifiable assets as of June 30, 2003 and 2002, were as follows:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$26,276	$26,911	$8,749	$9,219
Premium Branded Spirits	13,521	15,134	4,796	6,702
Bottling Operations	10,953	14,923	4,542	4,718
Vinegar and Cooking Wine	15,127	15,777	5,001	5,294
	$65,877	$72,745	$23,088	$25,933

Operating Income (Loss)
Bulk Alcohol Products	$8,673	$8,235	$2,900	$2,835
Premium Branded Spirits	(1,290)	(230)	(544)	312
Bottling Operations	(1,450)	973	287	(35)
Vinegar and Cooking Wine	2,947	3,306	895	1,203
Corporate Operations and Other	(4,819)	(4,535)	(1,778)	(1,450)
	$4,061	$7,749	$1,760	$2,865

Depreciation and Amortization
Bulk Alcohol Products	$2,424	$2,226	$815	$765
Premium Branded Spirits	72	104	22	33
Bottling Operations	1,099	1,193	401	381
Vinegar and Cooking Wine	362	352	120	118
Corporate Operations and Other	89	95	30	31
	$4,046	$3,970	$1,388	$1,328

Capital Expenditures
Bulk Alcohol Products	$1,370	$3,757	$298	$1,066
Premium Branded Spirits	71	63	55	4
Bottling Operations	1,178	687	171	344
Vinegar and Cooking Wine	68	193	34	115
Corporate Operations and Other	76	116	65	—
	$2,763	$4,816	$623	$1,529

Identifiable Assets
Bulk Alcohol Products	$76,132	$71,355
Premium Branded Spirits	7,673	8,153
Bottling Operations	25,150	25,447
Vinegar and Cooking Wine	19,753	20,167
Corporate Operations and Other	12,380	12,047
	$141,088	$137,169

Sales and operating income for the nine and three months ended June 30, 2003 and 2002 and identifiable assets as of June 30, 2003 and 2002, classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
	(in thousands)
Nine Months Ended

June 30, 2003:
Net sales	$57,561	$8,316	$65,877
Operating income	1,603	2,458	4,061
Identifiable assets	96,023	45,065	141,088

June 30, 2002:
Net sales	64,991	7,754	72,745
Operating income	5,752	1,997	7,749
Identifiable assets	95,563	41,606	137,169

Three Months Ended

June 30, 2003:
Net sales	20,078	3,010	23,088
Operating income	615	1,145	1,760

June 30, 2002:
Net sales	22,947	2,986	25,933
Operating income	2,042	823	2,865

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $6,203,000 and $2,506,000 for the nine and three months ended June 30, 2003, respectively, and $7,948,000 and $2,837,000 for the nine and three months ended June 30, 2002, respectively.

Note 6.          Comprehensive income

Comprehensive income is the total of net income and other changes in equity. Total comprehensive income for the nine and three months ended June 30, 2003 and 2002 was as follows:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net income	$1,828	$4,970	$1,892	$1,755
Other comprehensive income, interest rate cap adjustment	—	63	—	—
	$1,828	$5,033	$1,892	$1,755

Note 7.          Retirement of Executive Officers

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

On May 22, 2003, the Company announced the retirement of Troy Edwards, its Chief Financial Officer, Secretary, Treasurer and Controller.  The Company recorded a charge for the retirement of Mr. Edwards of $207,683 during the third quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income.

Note 8.  Income Taxes

As of June 30, 2003, the Company had a tax loss from U.S. operations of $2.5 million, and the Company currently estimates that its tax loss from U.S. operations through September 30, 2003 will be $3.0 million.  The net operating loss will be carried back to prior tax years resulting in a refund of approximately $0.9 million.  As of June 30, 2003, the estimated refund has been recorded as an income tax benefit in the Company’s consolidated statement of income and as a receivable included in other current assets on the Company’s consolidated balance sheet.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, (ii) consolidated results of operations of the Company for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	67.9	65.1	66.7
Gross margin	32.6	32.1	34.9	33.3
Selling, general and administrative expenses	26.4	21.4	27.3	22.3
Operating income	6.2	10.7	7.6	11.0
Interest expense	(3.9)	(2.8)	(4.3)	(2.5)
Other income (expense), net	(0.7)	1.2	1.8	0.7
Income before income taxes	1.6	9.1	5.1	9.2
Income tax (expense) benefit	1.2	(2.3)	3.1	(2.4)
Net income	2.8%	6.8%	8.2%	6.8%

The following table provides information on net sales of certain Company products.

	Nine Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)

Bulk Alcohol Products	$26,276	$26,911	(2.4)	$8,749	$9,219	(5.1)
Premium Branded Spirits	13,521	15,134	(10.7)	4,796	6,702	(28.5)
Bottling Operations	10,953	14,923	(26.6)	4,542	4,718	(3.7)
Vinegar and Cooking Wine	15,127	15,777	(4.1)	5,001	5,294	(5.5)
	$65,877	$72,745	(9.4)	$23,088	$25,933	(11.0)

The following table provides unit sales volume data for certain Company products.

	Nine Months Ended June 30,			Three Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	1,131	928	21.8	260	268	(3.0)
Citrus Spirits	238	430	(44.6)	55	156	(64.5)
Rum	3,323	3,238	2.6	1,176	1,265	(7.0)
Cane Spirits	389	485	(19.8)	144	146	(0.9)
Fortified citrus wine, in gallons	7,559	7,613	(0.7)	2,531	2,506	1.0
Premium branded spirits, in cases	360	414	(12.9)	133	233	(42.6)
Bottling operations, in cases	2,876	4,540	(36.7)	1,435	1,360	5.5
Vinegar
Bulk, in 100 grain gallons	4,290	4,112	4.3	1,588	1,294	22.7
Cases	396	518	(23.7)	125	160	(22.0)
Drums, in 100 grain gallons	1,162	1,302	(10.8)	389	527	(26.3)
Cooking Wine
Bulk, in gallons	3,226	3,350	(3.7)	1,048	1,273	(17.7)
Cases	476	519	(8.3)	126	141	(11.3)

Nine months ended June 30, 2003 compared to nine months ended June 30, 2002.  Unless otherwise noted, references to 2003 represent the nine-month period ended June 30, 2003 and references to 2002 represent the nine-month period ended June 30, 2002.  In 2002, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $2.0 million, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 have been reclassified to conform to the 2003 presentation.

Net Sales. Net sales were $65.9 million in 2003, a decrease of 9.4% from net sales of $72.7 million in 2002.

Net sales of bulk alcohol products were $26.3 million in 2003, a decrease of 2.4% from net sales of $26.9 million in 2002.  The decrease resulted primarily from decreased shipments of citrus spirits, cane spirits and fortified citrus wine.  Due to a decrease in orders from certain customers, management believes that its fortified wine volume in fiscal 2003 may decline by approximately 5% from fiscal 2002.  In 2002, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales are not expected to reoccur in 2003.

Net sales of premium branded spirits were $13.5 million in 2003, a decrease of 10.7% from net sales of $15.1 million in 2002.  In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales, and $1.2 million of new Cruzan ready-to-drink products. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the new ready-to-drink category and sold approximately 101,000 cases of this new product through June 30, 2002.  Due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Rums and Cruzan Flavored Rums.  Excluding bulk tequila and new Cruzan ready-to-drink product sales, net sales of premium branded spirits were $13.5 million in 2003, an increase of 12.4% from net sales of $12.0 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums, collectively, increased 9.6% and Cruzan Flavored Rums alone increased 11.2% in 2003 compared to 2002.

Net sales of the Company’s bottling operations were $11.0 million in 2003, a decrease of 26.6% from net sales of $14.9 million in 2002.  The unit volume of the Company’s bottling operations decreased 36.7% in 2003 as a result of the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  During fiscal 2002, this customer represented approximately 48% of the Company’s unit volume in bottling operations.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 33% in fiscal 2003.  During the third quarter of fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Net sales of vinegar and cooking wine were $15.1 million in 2003, a decrease of 4.1% from net sales of $15.8 million in 2002.  Management believes that the decrease in net sales is due to increased competition and the timing of customer orders.

Gross Profit. Gross profit was $21.5 million in 2003, a decrease of 8.1% from gross profit of $23.3 million in 2002.  Gross margin increased to 32.6% in 2003 from 32.1% in 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $17.4 million in 2003, an increase of 11.5% from $15.6 million in 2002.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business.  The Company has increased its administrative, marketing and advertising expenses in its premium branded spirits business as it continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2003 and 2002.

	Nine Months Ended June 30,
	2003	2002	% Change
	(In thousands)
Bulk Alcohol Products	$8,673	$8,235	5.3
Premium Branded Spirits	(1,290)	(230)	—
Bottling Operations	(1,450)	973	—
Vinegar and Cooking Wine	2,947	3,306	(10.8)
Corporate Operations and Other	(4,819)	(4,535)	—
	$4,061	$7,749	(47.6)

As a result of the above factors, operating income was $4.1 million in 2003, a decrease of 47.6% from operating income of $7.7 million in 2002.

The Company’s premium branded spirits segment experienced operating losses of $1.3 million in 2003 and $0.2 million in 2002.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.  Included in the operating loss of premium branded spirits in 2002 was profit of $0.5 million related to bulk tequila sales.  Excluding bulk tequila sales, operating loss of premium branded spirits would have been $0.7 million in 2002.

The Company’s bottling operations segment reported an operating loss of $1.5 million in 2003 compared to operating income of $1.0 million in 2002. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual bottling operations unit volume for fiscal year 2002.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 33% in fiscal 2003.  During the third quarter of fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Interest Expense. Interest expense was $2.6 million in 2003 and $2.1 million in 2002.  The increase in interest expense was due to higher interest rates during 2003 as compared to 2002 and the payment of $296,250 in waiver fees during 2003 as described in Note 3 to the consolidated financial statements.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

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

On May 22, 2003, the Company announced the retirement of Troy Edwards, its Chief Financial Officer, Secretary, Treasurer and Controller.  The Company recorded a charge for the retirement of Mr. Edwards of $207,683 during the third quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income.

Income Tax Expense. The Company’s effective income tax rate was 24.9% in 2002.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.  During 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.9 million.

Three months ended June 30, 2003 compared to three months ended June 30, 2002.  Unless otherwise noted, references to 2003 represent the three-month period ended June 30, 2003 and references to 2002 represent the three-month period ended June 30, 2002.  In 2002, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $0.9 million, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 have been reclassified to conform to the 2003 presentation.

Net Sales. Net sales were $23.1 million in 2003, a decrease of 11.0% from net sales of $25.9 million in 2002.

Net sales of bulk alcohol products were $8.7 million in 2003, a decrease of 5.1% from net sales of $9.2 million in 2002.  Management believes that the decrease in bulk alcohol shipments is primarily due to the timing of customer orders.  However, in 2002, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales are not expected to reoccur in 2003.

Net sales of premium branded spirits were $4.8 million in 2003, a decrease of 28.5% from net sales of $6.7 million in 2002.  In 2002, net sales of premium branded spirits included $0.7 million in sales of Antiqueno Aguardiente compared to $0.2 million in sales of Antiqueno Aguardiente in 2003, and $1.2 million of new Cruzan ready-to-drink products.  During the third quarter of 2002, the Company entered into a settlement agreement with the producer of Antiqueno Aguardiente and was reappointed exclusive U.S. importer of Antiqueno Aguardiente for a four-year period.  The Company resumed sales of Antiqueno Aguardiente in June 2002 after not having received a product shipment since June 2001, and therefore, the replenishment of inventories by customers resulted in a one time increase in these sales.  During the third quarter of 2002, the Company introduced a new line of Cruzan products in the new ready-to-drink category and sold approximately 101,000 cases of this new product through June 30, 2002.  Due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Rums and Cruzan Flavored Rums.  Excluding pipeline sales of Antiqueno Aguardiente and new Cruzan ready-to-drink product sales, net sales of premium branded spirits were $4.8 million in 2003, a decrease of 4.4% from net sales of $5.0 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums, collectively, decreased 10.9% and Cruzan Flavored Rums alone decreased 12.2% in 2003 compared to 2002.  During the quarter ended June 30, 2003, Bacardi, Ltd., the world’s largest rum supplier, entered the flavored rum category with the introduction of four flavored rum products.  There were also product introductions in the flavored rum category by at least three other rum producers.  This increase in competition in the flavored rum category, along with price decreases by the Company’s major competitors in the rum segment, affected the Company’s retail shelf space allocation and product sales.  However, distributor's sales of Cruzan Rum products to retailers continue to be strong.  Therefore, management believes that the effect of these new product introductions and price promotions will be short-term and that over the long-term the Company’s Cruzan Rum brands will return to strong growth in this growing product segment.

Net sales of the Company’s bottling operations were $4.5 million in 2003, a decrease of 3.7% from net sales of $4.7 million in 2002.  The unit volume of the Company’s bottling operations increased 5.5% in 2003 as a result of increased business with new and existing customers.  However, the average price per case of product sold decreased.  During the third quarter of fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Net sales of vinegar and cooking wine were $5.0 million in 2003, a decrease of 5.5% from net sales of $5.3 million in 2002.  Management believes that the decrease in net sales is due to increased competition and the timing of customer orders.

Gross Profit. Gross profit was $8.1 million in 2003, a decrease of 6.7% from gross profit of $8.6 million in 2002.  Gross margin increased to 34.9% in 2003 from 33.3% in 2002.  The increase in gross margin was primarily attributable to a favorable change in product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.3 million in 2003, an increase of 9.1% from $5.8 million in 2002.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business.  The Company has increased its administrative, marketing and advertising expenses in its premium branded spirits business as it continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2003 and 2002.

	Three Months Ended June 30,
	2003	2002	% Change
	(In thousands)
Bulk Alcohol Products	$2,900	$2,835	2.3
Premium Branded Spirits	(544)	312	—
Bottling Operations	287	(35)	—
Vinegar and Cooking Wine	895	1,203	(25.6)
Corporate Operations and Other	(1,778)	(1,450)	—
	$1,760	$2,865	(38.6)

As a result of the above factors, operating income was $1.8 million in 2003, a decrease of 38.6% from operating income of $2.9 million in 2002.

The Company’s bottling operations segment reported operating income of $0.3 million in 2003 compared to breaking even in 2002. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual bottling operations unit volume for fiscal year 2002.  Management believes that this loss in volume will be partially offset by increased business with new and existing customers and that total bottling operations volume may decline by approximately 33% in fiscal 2003.  During the third quarter of fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Interest Expense. Interest expense was $1.0 million in 2003 and $0.6 million in 2002.  The increase in interest expense was due to higher interest rates during 2003 as compared to 2002 and the payment of a $160,000 waiver fee during 2003 as described in Note 3 to the consolidated financial statements.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

Income Tax Expense. The Company’s effective income tax rate was 26.3% in 2002.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.  During 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.9 million.

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

Operating Activities

Net cash provided by operating activities in 2003 was $5.6 million, which resulted from $5.7 million in net income adjusted for noncash items, and $0.1 million representing the net increase in operating assets and liabilities.

The Company currently has approximately $2.1 million of ready-to-drink finished goods inventory and related raw materials and supplies, the sales of which have not yet met expectations.  The Company continues to sell this inventory in the ordinary course and during July entered into a barter agreement with a large media trading company for the trade of a portion of this inventory in exchange for media advertising and other trade credits.  The Company believes that the value of the media advertising and other trade credits received is at least equal to the book value of the inventory exchanged.

Investing and Financing Activities

Net cash used in investing activities in 2003 was $2.3 million, which resulted primarily from $2.7 million of capital expenditures.

Net cash used in financing activities in 2003 was $3.1 million, which resulted primarily from payments of $3.2 million of long-term debt.

The Company’s revolving credit facility provides for maximum borrowings of $30 million.  Borrowings under this facility were $20.6 million at June 30, 2003 (see Note 3 to the consolidated financial statements).

The Company’s bank debt was $53.6 million as of June 30, 2003, and its ratio of total debt to equity was 1.04 to 1.

As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended the credit agreement prospectively to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  The Company paid a fee of $136,250 for the December waiver and $160,000 for the March waiver and amendment.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act, as amended).  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and there have been no significant changes in the internal controls during the Company’s most recently completed fiscal quarter that could significantly affect those controls subsequent to the date of their last evaluation.

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

Waiver of Defaults Under Credit Agreement, dated February 18, 2003, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and SunTrust Bank (8)

10.22(b)

Modification of Credit Agreement, dated May 14, 2003, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and SunTrust Bank (10)

10.23	Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002 (7)
11.1	Statement of Computation of Per Share Earnings (9)
20.1	Earnings press release for the three-month and nine-month periods ended June 30, 2003 (10)
21.1	Subsidiaries of Todhunter International, Inc. (2)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (10)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (10)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (10)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (10)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-50848).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K for November 26, 2002.

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(9)

Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Filed herewith.

(b)	Reports on Form 8-K

During the third quarter of fiscal 2003, the Company filed the following current report on Form 8-K:

(1)	Form 8-K dated May 15, 2003. This Form 8-K reported information under Item 9 (Regulation FD Disclosure).

(2)	Form 8-K dated May 22, 2003. This Form 8-K reported information under Item 5 (Other Events and required FD Disclosure).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: August 14, 2003	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer