Form 10-K
period 2003-09-30
TODHUNTER INTERNATIONAL INC
filed 2003-12-18
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File Number 1-13453

TODHUNTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-1284057
(State of Incorporation)	(IRS Employer Identification Number)

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL	33401
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (561) 655-8977

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☒  No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 2003 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date):  $20,722,601.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of December 5, 2003, was 5,596,334.

There were no shares of Preferred Stock outstanding as of December 5, 2003.

Documents Incorporated by Reference: Part III - Portions of the registrant’s definitive proxy statement to be filed within 120 days of the end of the registrant’s fiscal year in conjunction with the registrant’s 2004 annual stockholders’ meeting.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: changes in business conditions in certain market segments and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

General Overview

Todhunter International, Inc. (the “Company”) is a leading producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine.  The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands, and purchases certain products for resale.  The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964.  All references in this report to “Fiscal 2003,” “Fiscal 2002” and “Fiscal 2001” shall refer to the Company’s fiscal years ended September 30 of such year.

Angostura Limited (“Angostura”), a Trinidad-based distiller, has reported that, as of January 31, 2003, it beneficially owned 3,580,298 shares, representing 64.0% of the Company’s outstanding Common Stock, $.01 par value per share (the “Common Stock”).  Angostura had previously reported that, effective November 26, 2002, it entered into an agreement with A. Kenneth Pincourt, Jr., the former Chairman and Chief Executive Officer of the Company, to purchase from Mr. Pincourt 595,985 shares, representing 10.7% of the Company’s outstanding Common Stock, on January 31, 2003.

On December 8, 2003, Mr. Godfrey Bain, a member of the Board of Directors and the Audit Committee, resigned his positions.  The Company is exploring alternatives with respect to replacing Mr. Bain on the Board of Directors.  On December 16, 2003, the Board of Directors appointed Mr. Edward F. McDonnell, a current director, to replace Mr. Bain on the Audit Committee.

Acquisition and Divestiture Activity

In November 1999, the Company acquired substantially all of the assets of Adams Wine Company, d/b/a Monarch Wine Company of Georgia (“Monarch”), Atlanta, Georgia, for $23.8 million in cash (the “Monarch Acquisition”).   Monarch specializes in the manufacture of wines, including custom blended wines and cooking wines for the food industry and base wines for producers of vinegar and beverage alcohol.

In September 2000, the Company sold all of its remaining operating assets in the Bahamas to British Fidelity Holdings Limited, an affiliate through common ownership, for a $3.5 million note due in August 2005 bearing interest at 6% (see Note 4 to the Company’s consolidated financial statements).  The Company recorded a loss of $78,838 on the transaction. Sales of the Bahamian operations were previously included in the “Corporate Operations and Other” segment.

Business Segments

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its operating results in five segments:

•                  Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

•                  Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

•                  Bottling Operations (contract bottling services and proprietary and private label products)

•                  Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

•                  Corporate Operations and Other (primarily corporate-related items)

Information regarding the net sales, operating income (loss) and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 13 to the Company’s consolidated financial statements.

Bulk Alcohol Products.  The Company produces and sells rum, citrus brandy, citrus spirits, cane spirits and fortified citrus wine in the United States and internationally.  The Company also purchases distilled products for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers.  The Company is the largest supplier of bulk rum, citrus brandy and fortified citrus wine in the United States.  The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports products to approximately 10  foreign countries. The Company’s distilling operations produce a byproduct, which is sold as animal feed.

Citrus brandy and spirits are distilled from citrus juice byproducts purchased from manufacturers of citrus juice concentrate. The Company’s citrus brandy is used primarily as an ingredient in flavored brandies. Citrus spirits are used primarily as a fortifying ingredient to increase the alcohol content of the Company’s citrus wine and the wine of other manufacturers. The Company’s citrus wine is fermented from citrus juice and fortified with citrus spirits to increase its alcohol content to approximately 20% by volume. Known as fortified citrus wine, this product is used primarily as an ingredient in cordials, whiskies and other beverage alcohol. Rum and cane spirits are distilled from sugar cane molasses and are sold to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers.  Rum is also used in the Company’s premium branded spirits and bottling operations.

Management believes that the Company’s proximity to raw materials and its use of citrus byproducts in the production of bulk alcohol provide it with cost advantages over competitors’ products. Because end products are taxed on a blended rate based upon the ingredients used rather than on the resulting alcohol content of the end product, beverage alcohol producers can lower excise taxes on their products by substituting fortified citrus wine for distilled spirits alternatives. This cost savings arises because fortified citrus wine is currently subject to federal excise taxes of $1.57 per gallon, whereas distilled spirits are taxed at $13.50 per proof gallon (one proof gallon is approximately equivalent in alcohol content to two and one-half gallons of fortified citrus wine). The ability of beverage alcohol producers to substitute fortified citrus wine for distilled spirits varies by end product in accordance with government regulations. For example, fortified citrus wine may contribute up to 49% of the alcohol content of cordials and liqueurs, and up to approximately 10% of the alcohol content of Canadian whiskey. In addition, small quantities of fortified citrus wine may be used in blended whiskey, rum, brandy and other types of beverage alcohol.

Premium Branded Spirits.  The Company’s principal premium brands include Cruzan Estate Rums and Cruzan Flavored Rums.  The Company produces, bottles, imports, develops and markets a line of premium branded spirits in the United States and exports to countries in Europe, Central America and the Caribbean.  Since 1996, the Company has established and strengthened relationships with wholesalers, expanded its distribution network, developed new products, obtained agency agreements and acquired management and marketing expertise. Management’s strategy has been to focus on marketing and building premium brands with an initial emphasis on the rum category.

Bottling Operations.  The Company’s bottling operations include contract bottling services and the production, bottling and marketing of a complete line of distilled spirits under its own proprietary labels and under the private labels of major retailers.  The Company’s primary bottling operations are located in Florida and serve customers in the Southeastern United States.  The Company also produces and sells proprietary label products in the United States Virgin Islands.

Contract bottling products include distilled spirits, coolers, prepared cocktails and fruit juices.  The Company’s proprietary and private label products include rum, gin, vodka, tequila, cordials and various whiskies.  The Company’s proprietary label products are marketed in the popular-price category of the distilled spirits market.

Vinegar and Cooking Wine.  To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine for sale to condiment manufacturers, food service distributors and major retailers in the United States and Canada. The Company’s sales to retailers are made under the Company’s proprietary labels and retailers’ private labels.

Corporate Operations and Other.  Corporate Operations and Other includes corporate-related items and the results of the Company’s Bahamian subsidiary through Fiscal 2000, when the Company sold all of the subsidiary’s remaining operating assets.

Dependence on Major Customers

The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports to approximately 34 foreign countries.  The Company’s contract bottling services and proprietary and private label products are sold to a limited number of customers.  The Company’s vinegar and cooking wine are sold to over 700 condiment manufacturers, food service distributors and retailers. The Company has major customers in its bulk alcohol products and bottling operations businesses; the loss of one or more of these major customers could have a material adverse effect on the Company’s liquidity and results of operations.

Production

The Company’s principal domestic production facilities are located in Lake Alfred and Auburndale, Florida, both near Orlando and central to Florida’s citrus growing region. The two plants have similar distilling, bottling and winery operations, allowing the Company to shift production from one plant to the other. The Lake Alfred plant also has a vinegar production facility. Both plants are near major highways and are serviced by a railroad, providing good transportation access. The Company has a cold storage, warehousing and plastic bottle manufacturing facility in Winter Haven, Florida. The Company also operates a winery and vinegar production facility in Louisville, Kentucky. The Company’s rum production facilities are located in St. Croix, United States Virgin Islands.

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

Bottling.  The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. The Lake Alfred plant has two lines that are used primarily to bottle vinegar, cooking wine and juices, two lines that are used to bottle proprietary and private label products and one line to bottle premium branded spirits. The Auburndale plant has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle proprietary and private label products and premium branded spirits. The Company’s warehouse storage areas can accommodate up to 1,000,000 cases. The Company’s plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year.  The Company distills and ages its own rum, but generally produces its other proprietary and private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product’s proof and then filters and bottles the finished product.  The Company’s bottling capacity is approximately 10 million cases per year.

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

Quality Control.  Each of the Company’s facilities is equipped with a quality control laboratory. The Company employs several chemists who continually test to ensure the quality of raw materials and end products.

Raw Materials.  The principal raw materials used in the Company’s distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 55% of the raw materials used in the Company’s distilling operations in Fiscal 2003. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 45%. Citrus juice concentrate is the primary raw material used in the Company’s winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and are available from numerous suppliers.  Alcohol and grape juice concentrate are the primary raw materials used in the Company’s vinegar and cooking wine operations.  During Fiscal 2003, two suppliers each accounted for more than 10% of all of the Company’s raw material purchases. The cost of raw materials fluctuates depending upon a number of factors, including crop conditions, weather, governmental programs and purchases by foreign governments.

Fluctuations In Operating Results; Seasonality

The size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix will therefore cause gross margins to fluctuate.  Certain aspects of the Company’s business are also seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

Marketing and Distribution

Bulk alcohol products are sold primarily in large quantities through Company-employed salespeople. The Company’s marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Bulk alcohol products are sold primarily to other bottlers, distillers and end producers located throughout the United States and Canada.

The Company produces, imports, markets and sells premium branded spirits to wholesalers in the United States and internationally.  The Company’s marketing and promotional programs for its premium brands are directed at consumers, retailers and wholesalers.  The Company sells proprietary and private label spirits to wholesalers for distribution primarily in the Southeastern United States. The Company’s marketing strategy for these products places primary emphasis upon promotional programs emphasizing the Company’s cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers market these products to retailers who then market them directly to consumers.  Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition, although the Company’s promotional programs may affect the allocation of retail shelf space for its products.  Sales of the Company’s premium branded spirits and proprietary and private label products are generally made FOB (free on board) at the Company’s facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its own salesforce, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

The Company’s marketing strategy with respect to its contract bottling services emphasizes the cost advantages and quality of the Company’s services. Arrangements with bottling customers are typically negotiated by the Company’s executive officers.

Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company’s own salesforce. These products are also sold through wholesalers and directly to retailers under the Company’s proprietary labels and the private labels of retailers.

Competition

The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company. The Company’s citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only two other domestic producers of citrus brandy and spirits, there are several producers of grape-based distilled products. The Company’s fortified wine business is subject to price competition from various producers in North America.  The Company’s premium branded spirits and proprietary and private label products compete on a regional and national basis against other distilled spirits products, including premium labels, mid-price and popular-price products. The premium branded spirits and proprietary label products produced by the Company compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with its customers are good, and it has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts, as a result of competition. In addition, the Company does not expect to experience any material adverse effects from such competition in the foreseeable future.  Contract bottling operations compete against other bottlers located throughout the Southeastern United States. The Company experiences similar competition in its vinegar and cooking wine operations. While management believes that it has achieved a strong competitive position in the markets it serves, there can be no assurance that the Company will be able to maintain its competitive position in the future.

Regulation and Taxation

Producing, importing and selling wine and spirits is subject to extensive regulation by certain federal and state agencies, and the Company is required to obtain various permits, bonds and licenses to comply with these regulations. Pursuant to federal and state environmental requirements, the Company is required to obtain permits and licenses to operate certain facilities, and to treat and remove effluents discharged from its distilling, winery and bottling operations. Management believes it is presently in material compliance with all applicable federal and state regulations.   See Item 3. Legal Proceedings.

Beverage alcohol produced and bottled by the Company is subject to substantial federal excise taxes. As of September 30, 2003, excise taxes were being imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

The Company’s fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, would have a material adverse effect on the Company’s results of operations.

Employees

As of September 30, 2003, the Company had approximately 410 full-time employees. Additional workers are generally employed at the Company’s bottling facilities during the summer months, when the bulk of contract bottling takes place. None of the Company’s employees is a member of any labor union nor are there any collective bargaining agreements between the Company and its employees, with the exception of 36 of the Company’s 56 United States Virgin Islands employees.  Management believes that its relations with its employees are good.

Information about Foreign and Domestic Operations and Export Sales

The Company has facilities in Florida and Kentucky for the production of bulk alcohol products, premium branded spirits, contract bottling services, vinegar and cooking wine.  The Company sells its products and services primarily to customers in the United States but also exports certain products to foreign countries, primarily in Europe, Canada, Central America and the Caribbean.  The Company’s rum production facilities are located in St. Croix, United States Virgin Islands.  Bulk rum produced in the Virgin Islands is sold primarily to other bottlers of rum, producers of beverage alcohol, food companies and flavor manufacturers located in the United States, but is also sold to foreign countries in the Caribbean, South America and Europe.  See Note 13 to the Company’s consolidated financial statements for additional information about the Company’s foreign and domestic operations and export sales.

Item 2.  Properties

The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 total square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 total square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 total square feet on 27.5 acres. The Winter Haven facility consists of five principal buildings with approximately 260,000 total square feet on 30 acres. The Virgin Islands facility consists of seven principal buildings with approximately 120,000 total square feet on 33 acres.  The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices and 2,600 square feet of office space in Jupiter, Florida for its marketing operations.  Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.  However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

Item 3.  Legal Proceedings

The United States Virgin Islands Department of Public Works, Virgin Islands Rum Industries, Ltd. (“VIRIL”), the Company’s wholly-owned subsidiary, and Cruzan Divers, Inc. (VIRIL’s contractor) each received a Request for Information (the “I-R”), dated June 30, 2003, from the Environmental Protection Agency (the “EPA”) concerning the construction, in the spring of 2002, of an effluent outfall line on the south shore of St. Croix.  The I-R, which was issued pursuant to Section 308 of the Federal Water Pollution Control Act, 33 U.S.C. 1251, et seq. (the “FWPCA”), stated that the EPA was investigating whether the construction and installation of the outfall line constituted a violation of Section 404 of the FWPCA.  The I-R further stated that, depending on the outcome of the investigation, the EPA might issue administrative orders for site restoration, assess civil administrative penalties (up to a maximum of $137,500, according to the I-R), or take other enforcement action.  VIRIL submitted a timely response to the I-R on August 6, 2003.  Since that time, VIRIL has heard nothing further from the EPA concerning this matter.  At this time, management is not able to predict the outcome of the EPA’s investigation, including whether and to what extent the EPA may choose any of its enforcement options.

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  None of these routine legal proceedings are material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of Fiscal 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the American Stock Exchange under the symbol “THT.”  The following table sets forth the high and low closing quotations of the Company’s Common Stock for each quarter during the past two fiscal years.

Period	High	Low
Fiscal 2002
First quarter	$8.75	$8.30
Second quarter	9.60	8.75
Third quarter	12.00	9.50
Fourth quarter	10.90	10.20
Fiscal 2003
First quarter	11.25	9.75
Second quarter	10.20	7.45
Third quarter	10.48	9.25
Fourth quarter	11.35	9.80

The number of stockholders of record as of December 5, 2003 was 32.  In addition, based upon a list of non-objecting beneficial owners, there were at least 650 beneficial owners as of January 2003.

No dividends were paid to stockholders during Fiscal 2002 and Fiscal 2003. The Company intends to continue to retain earnings for use in its business and, therefore, does not anticipate declaring or paying cash dividends in the forseeable future.  The payment of cash dividends would also require the consent of the Company’s lender. Also, see “Financial Liquidity and Capital Resources,” included in Item 7.

Item 6.  Selected Financial Data

The following selected financial data are derived from the Company’s audited consolidated financial statements. These data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year ended September 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$90,444	$96,839	$97,253	$92,987	$76,733
Cost of goods sold	61,174	65,700	65,170	64,117	53,000
Gross profit	29,270	31,139	32,083	28,870	23,733
Selling, general and administrative expenses	23,205	22,539	20,534	17,772	15,023
Operating income	6,065	8,600	11,549	11,098	8,710
Other income (expense):
Interest income	709	754	864	901	715
Interest expense	(3,377)	(3,073)	(4,893)	(5,115)	(3,608)
Other, net	(950)	288	244	(178)	181
Income before income taxes and extraordinary item	2,447	6,569	7,764	6,706	5,998
Income tax expense (benefit)	(956)	1,122	1,561	1,649	1,458
Income before extraordinary item	3,403	5,447	6,203	5,057	4,540
Extraordinary item, net of income tax benefit	—	—	—	(1,169)	—
Net income	$3,403	$5,447	$6,203	$3,888	$4,540

Net income per share
Basic
Income before extraordinary item	$0.61	$0.99	$1.12	$0.92	$0.91
Extraordinary item	—	—	—	(0.21)	—
Net income	$0.61	$0.99	$1.12	$0.71	$0.91

Diluted
Income before extraordinary item	$0.60	$0.97	$1.12	$0.91	$0.91
Extraordinary item	—	—	—	(0.21)	—
Net income	$0.60	$0.97	$1.12	$0.70	$0.91
Weighted average shares outstanding
Basic	5,574	5,527	5,514	5,514	4,964
Diluted	5,644	5,624	5,527	5,550	4,982
Balance Sheet Data (at period end):
Working capital	$56,791	$55,315	$51,889	$40,372	$36,246
Total assets	139,299	137,883	133,588	126,548	97,167
Short-term debt	4,000	4,000	4,000	8,000	6,000
Long-term debt	47,316	53,017	55,685	51,334	28,000
Stockholders’ equity	70,612	67,069	61,221	54,841	51,193

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements.”  See “Introductory Note” on page 1.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2003 compared to Fiscal 2002, and Fiscal 2002 compared to Fiscal 2001, and (ii) financial liquidity and capital resources for Fiscal 2003.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 7 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages are based on actual amounts without rounding.

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its operating results in five segments:  Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums); Bottling Operations (contract bottling services and proprietary and private label products); Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods); and Corporate Operations and Other (primarily corporate related items).

Information regarding net sales, operating income and total assets of each of the Company’s business segments and information regarding geographic areas is set forth in Note 13 to the Company’s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

The following tables set forth statement of income items as a percentage of net sales and information on net sales of certain Company products.

	Year Ended September 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.6	67.8	67.0
Gross margin	32.4	32.2	33.0
Selling, general and administrative expenses	25.7	23.3	21.1
Operating income	6.7	8.9	11.9
Other income (expense), net	(4.0)	(2.1)	(3.9)
Income before income taxes	2.7	6.8	8.0
Income tax (expense) benefit	1.1	(1.2)	(1.6)
Net income	3.8%	5.6%	6.4%

	Year Ended September 30,			% Change
	2003	2002	2001	03/02	02/01
	(In thousands)
Net Sales
Bulk alcohol products	$35,203	$35,447	$39,727	(0.7)	(10.8)
Premium branded spirits	20,808	21,778	16,029	(4.5)	35.9
Bottling operations	14,278	18,661	20,644	(23.5)	(9.6)
Vinegar and cooking wine	20,155	20,953	20,853	(3.8)	0.5
	$90,444	$96,839	$97,253	(6.6)	(0.4)

The following table provides unit sales volume data for certain Company products.

	Year Ended September 30,			% Change
	2003	2002	2001	03/02	02/01
	(In thousands)
Bulk alcohol products:
Distilled products, in proof gallons
Citrus brandy	1,363	1,170	1,450	16.5	(19.3)
Citrus spirits	306	504	560	(39.4)	(9.9)
Rum	4,702	4,413	4,672	6.6	(5.5)
Cane spirits	485	605	581	(19.8)	4.0
Fortified citrus wine, in gallons	10,280	10,072	11,736	2.1	(14.2)
Premium branded spirits, in cases	599	587	355	2.0	65.2
Bottling operations, in cases	3,750	5,571	6,346	(32.7)	(12.2)
Vinegar
Bulk, in 100 grain gallons	5,836	5,453	6,217	7.0	(12.3)
Cases	527	667	671	(20.9)	(0.7)
Drums, in 100 grain gallons	1,452	1,733	1,143	(16.2)	51.6
Cooking Wine
Bulk, in gallons	4,212	3,113	2,838	35.3	9.7
Cases	615	648	750	(5.0)	(13.6)

The Company is a leading producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine.

The Company’s net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company’s products.  Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in bottling operations and vinegar and cooking wine operations.  Within its bottling operations, sales and gross margins have varied substantially based upon the mix of business from the Company’s “Type A” and “Type B” bottling customers.  Type A bottling customers pay the Company to purchase their raw materials and these costs are passed through to the customer.  Type B bottling customers supply their own raw materials and are only charged for bottling charges.  Although gross profit per case for the Company’s Type A and Type B bottling customers is approximately equal, given the same case volume, net sales and cost of goods sold with respect to products bottled for Type A bottling customers are higher, and gross margins are lower, than for Type B bottling customers.  As a result, significant fluctuations in volume of Type A bottling customers can distort the Company’s gross margin.

The size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix will therefore cause gross margins to fluctuate.  Certain aspects of the Company’s business are also seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus-harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

Net sales represent the Company’s gross sales less excise taxes. Excise taxes are generally payable on products bottled by the Company.  In addition, excise taxes are payable on sales of industrial alcohol to certain customers.  Accordingly, excise taxes vary from period to period depending upon the Company’s product and customer mix.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

In 2002, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $2.9 million, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 have been reclassified to conform to the 2003 presentation.

Net Sales. Net sales were $90.4 million in 2003 and $96.8 million in 2002.

Net sales of bulk alcohol products were $35.2 million in 2003, a decrease of 0.7% from net sales of $35.4 million in 2002.

Net sales of premium branded spirits were $20.8 million in 2003, a decrease of 4.5% from net sales of $21.8 million in 2002.  In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales and $1.5 million of new Cruzan ready-to-drink products. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company’s premium branded spirits segment. The Company sold approximately 134,000 cases of this new product, representing net sales of $1.5 million through September 30, 2002.  During 2003, due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Rums and Cruzan Flavored Rums.  In connection with management’s decision to exit the ready-to-drink product category, during the fourth quarter of 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of the Company’s remaining inventory of ready-to-drink products.  During the fourth quarter of 2003, sales of the Company’s ready-to-drink products were $1.0 million.  See note 5 to the consolidated financial statements for more information about the Company’s remaining inventory of ready-to-drink products.  Excluding bulk tequila and Cruzan ready-to-drink product sales, net sales of premium branded spirits were $19.8 million in 2003, an increase of 8.4% from net sales of $18.3 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 13.5% in 2003 compared to 2002.

Net sales of the Company’s bottling operations were $14.3 million in 2003, a decrease of 23.5% from net sales of $18.7 million in 2002.  The unit volume of the Company’s bottling operations decreased 32.7% in 2003 as a result of the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  During Fiscal 2002, this customer represented approximately 48% of the Company’s unit volume in bottling operations.  During the third quarter of Fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Net sales of vinegar and cooking wine were $20.2 million in 2003, a decrease of 3.8% from net sales of $21.0 million in 2002.

Gross Profit. Gross profit was $29.3 million in 2003, a decrease of 6.0% from gross profit of $31.1 million in 2002.  Gross margin increased to 32.4% in 2003 from 32.2% in 2002.  In 2002, gross profit included approximately $0.5 million related to the liquidation sale of bulk tequila, and $0.2 million related to the sale of ready-to-drink products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $23.2 million in 2003, an increase of 3.0% from $22.5 million in 2002.

Operating Income.  The following table sets forth the operating income (loss) by operating segment of the Company for 2003 and 2002 and the percent change for the periods.

	Year Ended September 30,
	2003	2002	% Change
	(in thousands)
Bulk Alcohol Products	$11,432	$10,539	8.5
Premium Branded Spirits	(2,271)	(331)	—
Bottling Operations	(1,901)	129	—
Vinegar and Cooking Wine	4,190	4,602	(8.9)
Corporate Operations and Other	(5,385)	(6,339)	—
	$6,065	$8,600	(29.5)

As a result of the above factors, operating income was $6.1 million in 2003, a decrease of 29.5% from operating income of $8.6 million in 2002.

The Company’s premium branded spirits segment experienced operating losses of $2.3 million in 2003 and $0.3 million in 2002.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $1.9 million in 2003 compared to operating income of $0.1 million in 2002. The operating loss reflected the decision of a large bottling customer to shift production from the Company to its own bottling facilities.  This customer represented approximately 48% of the Company’s annual bottling operations unit volume for fiscal year 2002.  During the third quarter of Fiscal 2003, management implemented a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the first quarter of fiscal 2004, with these cost savings increasing in the second, third and fourth quarters of fiscal 2004.

Interest Expense. Interest expense was $3.4 million in 2003 and $3.1 million in 2002.  The net increase in interest expense was a result of higher interest rates during 2003 as compared to 2002, the payment of $296,250 in amendment fees during 2003, partially offset by lower average borrowings.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.

Other Expense.  On November 26, 2002, the Company announced the retirement and resignation of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company entered into a retirement agreement with Mr. Pincourt, setting forth the terms of his retirement and resignation.  The retirement agreement replaces Mr. Pincourt’s previous employment agreement. Under the retirement agreement, the Company elected to accelerate retirement benefits under its deferred compensation program and to continue to pay compensation and provide related benefits through July 15, 2004, the remaining term of Mr. Pincourt’s previous employment contract.

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491 which was paid in October 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during the first quarter of Fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter of Fiscal 2003 for Mr. Pincourt’s retirement:

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

Income Tax Expense. The Company’s effective income tax rate was 17.1% in 2002.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.  During 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.3 million.

Fiscal 2002 Compared to Fiscal 2001

In 2002 and 2001, net sales and cost of goods sold of premium branded spirits included excise taxes of approximately $2.9 million and $2.5 million, respectively, representing excise taxes included in cases sold from warehouses located outside of the Company’s Florida bonded warehouse facilities. Beginning October 1, 2002, the Company no longer includes excise taxes in net sales and cost of goods sold of premium branded spirits case sales from locations outside of the Company’s Florida bonded warehouse facilities.  Net sales and cost of sales in 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Net Sales. Net sales were $96.8 million in 2002 and $97.3 million in 2001.

Net sales of bulk alcohol products were $35.4 million in 2002, a decrease of 10.8% from net sales of $39.7 million in 2001. The decrease resulted primarily from decreased sales of citrus brandy, citrus spirits, rum and fortified wine. The Company’s bulk alcohol product sales have declined primarily due to increased competition.

Net sales of premium branded spirits were $21.8 million in 2002, an increase of 35.9% from net sales of $16.0 million in 2001.  In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales and $1.5 million of new Cruzan ready-to-drink products. Bulk tequila sales represent the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company’s premium branded spirits segment. The Company sold approximately 134,000 cases of this new product, representing net sales of $1.5 million through September 30, 2002.  Excluding bulk tequila and Cruzan ready-to-drink product sales, net sales of premium branded spirits were $18.3 million in 2002, an increase of 14.2% from net sales of $16.0 million in 2001.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased $0.7 million and $4.1 million, or 20.3% and 59.3%, respectively, in 2002 compared to 2001.  These sales increases were partially offset by a decrease in sales of Porfidio tequila. Sales of Porfidio tequila were $1.5 million in 2001. However, the decrease in sales of Porfidio tequila has not had a material adverse effect on the Company’s consolidated results of operations.

Net sales of the Company’s bottling operations were $18.7 million in 2002, a decrease of 9.6% from net sales of $20.6 million in 2001.  The unit volume of the Company’s bottling operations decreased 12.2% in 2002 as a result of decreased business with a large contract bottling customer.  In addition, during 2002, one of the Company’s major contract bottling customers decided to shift production from the Company to its own bottling facilites.  This customer represented approximately 48% of the Company’s 2002 unit volume in bottling operations.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $22.5 million in 2002, an increase of 9.8% from $20.5 million in 2001.  Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill and certain other intangible assets no longer be amortized. There was no goodwill amortization in 2002 compared to $1.3 million in 2001. Excluding goodwill amortization in 2001, selling, general and administrative expenses were $22.5 million in 2002, an increase of 17.1% from $19.2 million in 2001.   The increase was primarily attributable to increased selling, general and administrative expenses related to the Company’s premium branded spirits business of $1.9 million, which included increased marketing expenses of $1.1 million and $0.3 million of non-recurring legal expenses, and increased corporate overhead of $1.0 million, which included increases in insurance, personnel costs and $0.4 million of non-recurring taxes and forfeitures related to the BATF settlement with respect to export shipments of bulk alcohol products (see Note 19 to the consolidated financial statements).

Operating Income.  The following table sets forth the operating income (loss) by operating segment of the Company for 2002 and 2001 and the percent change for the periods.

	Year Ended September 30,
	2002	2001	% Change
	(in thousands)
Bulk Alcohol Products	$10,539	$12,781	(17.5)
Premium Branded Spirits	(331)	(840)	—
Bottling Operations	129	221	(41.4)
Vinegar and Cooking Wine	4,602	4,739	(2.9)
Corporate Operations and Other	(6,339)	(5,352)	—
	$8,600	$11,549	(25.5)

As a result of the above factors, operating income was $8.6 million in 2002, a decrease of 25.5% from operating income of $11.5 million in 2001.

The Company’s premium branded spirits segment experienced operating losses of $0.3 million in 2002 and $0.8 million in 2001.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses, as well as legal expenses and decreased sales of Porfidio tequila discussed above.

Interest Expense. Interest expense was $3.1 million in 2002 and $4.9 million in 2001.  The decrease in interest expense was due to a lower average debt level and lower interest rates during 2002 compared to 2001.

Income Tax Expense. The Company’s effective income tax rate was 17.1% in 2002 and 20.1% in 2001.  The low tax rate was attributable to a 90% exemption of the Company’s Virgin Islands subsidiary from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020 (see Note 10 to the Consolidated Financial Statements).  In addition, in 2002 and 2001 the Company benefited from the new Extraterritorial Income Exclusion.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations and purchasing imported products for its premium branded spirits business.  The Company’s source of liquidity has historically been cash flow from operations and its line of credit.  Some of the Company’s manufacturing operations are seasonal and the Company’s borrowings on its line of credit vary during the year.  For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries.  The Company buys citrus molasses, a byproduct of citrus juice production, from manufacturers of citrus juice concentrate during the citrus harvest, which generally runs from November to June.  The Company generally begins purchasing citrus molasses in November and manufactures and builds inventory of citrus brandy and spirits.  The Company manufactures and builds inventory while raw materials are available due to the short life of the citrus molasses it purchases.  Another seasonal business of the Company is its contract bottling services.  Demand for contract bottling services is highest from April through October.  Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash provided by operating activities in 2003 was $7.5 million, which resulted from $8.6 million in net income adjusted for noncash items, and a $1.1 million net change in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2003 was $0.9 million, including capital expenditures of $3.4 million partially offset by a net redemption of short-term investments of $2.3 million.

Net cash used in financing activities in 2003 was $5.6 million, which resulted primarily from a $1.5 million decrease in borrowings under the revolving credit facility and $4.2 million of payments on long-term debt.

In October 2001, the Company’s previous long-term debt and line of credit were replaced with a $70 million credit agreement between the Company and a syndicate of lenders.  The current credit agreement consists of  (1) a $30 million revolving credit facility which expires in October 2004, and (2) a term loan with an initial amount of $40 million which matures on September 30, 2006.  See Note 9 to the Company’s consolidated financial statements for additional information related to the Company’s long-term debt.

As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended the credit agreement prospectively to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  The Company paid a fee of $136,250 for the December waiver and $160,000 for the March waiver and amendment.  The Company’s interest rate under the term-loan and revolving credit agreement was increased 50 basis points effective January 1, 2003 and an additional 50 basis points effective May 14, 2003.  As of September 30, 2003, the Company was in compliance with all financial covenants.

The Company’s bank debt was $51.0 million as of September 30, 2003, and its ratio of total debt to equity was 0.97 to 1.

The Company’s share of the undistributed earnings of its Bahamian and Virgin Islands subsidiaries was approximately $7.3 million and $31.6 million, respectively, as of September 30, 2003.  No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely. See Note 10 to the Company’s consolidated financial statements for additional information on income taxes related to these subsidiaries.

Based on current plans and business conditions, management expects that its cash and cash equivalents, together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

Critical Accounting Policies

The  Company’s  significant accounting policies are more fully described in Note  1  to the Company’s consolidated financial statements located in Item 8 of this  Annual  Report  on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  See Recent Accounting Pronouncements, below.

Recent Accounting Pronouncements

As of March 31, 2003, the Company adopted Financial Accounting Standards Board Intepretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor to recognize at the inception of a guarantee, a liability for the fair value or market value, of the obligation undertaken in issuing the guarantee and must disclose the information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception for the fair value  of the guarantor’s obligation does not apply to guarantees issued between entities under common control and therefore is not applicable to the Company.  Management believes that this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities wihout additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date.  FIN 46 was effective July 1, 2003 to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.  Management believes this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

Retirement of Chairman and Chief Executive Officer and Chief Financial Officer

During November 2002, the Company announced the retirement of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company entered into an agreement with Mr. Pincourt, setting forth the terms of his retirement.  Under this agreement, the Company elected to accelerate retirement benefits and continue to pay compensation and provide related benefits through July 15, 2004.  The Company recorded a charge for these items during the first quarter of its 2003 fiscal year.  The effect of this charge, net of income tax benefits, was approximately $1 million or $.18 per common share.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

	Market Risk Analysis September 30, 2003 Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets
Notes receivable:
Fixed rate	$647,782	$3,559,333	$226,844	$234,218	$118,397	$81,976	$4,868,550	$4,979,777
Average interest rate	5.92%	5.89%	8.12%	8.13%	8.14%	8.21%	7.40%	—

Liabilities
Long-term debt:
Variable rate	$4,000,000	$23,000,000	$24,315,617	$—	$—	$—	$51,315,617	$51,315,617
Average interest rate	5.14%	5.06%	5.07%	—%	—%	—%	5.09%	—

The Company carries certain variable rate debt and thus is exposed to the impact of interest rate changes.  The table above summarizes the Company’s market risk associated with debt obligations as of September 30, 2003.

In the event of an adverse change in interest rates, management would likely take certain actions to further mitigate the Company’s exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  The Company had no financial instruments or derivative financial instruments held for trading purposes as of September 30, 2003.

See Note 9 to the Company’s consolidated financial statements for additional information related to Company’s financing arrangements.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of the Company and its subsidiaries, and the report of independent auditors, are listed at Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Controls Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls over financial reporting during the period covered by this report.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of September 30, 2003. All outstanding awards relate to the Company’s Common Stock.  For additional information about the Company’s equity compensation plans, see note 12 to the Company’s consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved by Security Holders (1)	349,500	$8.13	853,000

Equity Compensation Plans Not Approved by Security Holders	60,000	$9.06	0
Total	409,500	$8.26	853,000

(1)          All of the shares reported in this row reflect stock options granted under the Company’s 1992 Employee Stock Option Plan, as amended.

The other information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its 2004 annual stockholders’ meeting.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2004 annual stockholders’ meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

See “Index to Financial Statements and Financial Statement Schedules.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of Fiscal 2003.

(c)	Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 16th day of December, 2003.

TODHUNTER INTERNATIONAL, INC.

By:	/s/ Jay S. Maltby
Jay S. Maltby, Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board, Chief
/s/ Jay S. Maltby	Executive Officer and President	December 16, 2003
Jay S. Maltby	(Principal Executive Officer)

Executive Vice President and Chief
/s/ Ezra Shashoua	Financial Officer	December 16, 2003
Ezra Shashoua	(Principal Financial and Accounting Officer)

/s/ Joseph R. Cook	Director	December 16, 2003
Joseph R. Cook

/s/ Donald L. Kasun	Director	December 16, 2003
Donald L. Kasun

/s/ Edward F. McDonnell	Director	December 16, 2003
Edward F. McDonnell

/s/ D. Chris Mitchell	Director	December 16, 2003
D. Chris Mitchell

/s/ Leonard G. Rogers	Director	December 16, 2002
Leonard G. Rogers

/s/ Thomas A. Valdes	Director	December 16, 2002
Thomas A. Valdes

TODHUNTER INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements

Independent Auditor’s Report

Consolidated balance sheets as of September 30, 2003 and 2002

Consolidated statements of income for the years ended September 30, 2003, 2002 and 2001

Consolidated statements of stockholders’ equity for the years ended September 30, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended September 30, 2003, 2002 and 2001

Notes to consolidated financial statements

b)	Financial Statement Schedule

Independent Auditor’s Report

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the Registrant’s consolidated finanical statements.

Independent Auditor’s Report

To the Board of Directors and Stockholders

Todhunter International, Inc.

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 26, 2003

McGladrey & Pullen, LLP is an independent member firm of

RSM International, an affiliation of independent accounting

and consulting firms.

Todhunter International, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2003 and 2002

Assets	2003	2002
Current Assets
Cash and cash equivalents	$14,918,605	$13,946,736
Short-term investments	1,819,016	3,397,033
Trade receivables	15,867,079	13,505,737
Other receivables	2,879,334	2,696,743
Inventories	28,664,895	27,854,925
Notes receivable, current maturities	647,782	118,165
Deferred income taxes	2,224,000	1,992,000
Other current assets	3,895,977	3,078,437
Total current assets	70,916,688	66,589,776

Investments in and Advances to Equity Investees	1,879,623	1,584,628

Notes Receivable, less current maturities	506,422	584,687

Notes Receivable From Affiliates, less current maturities	3,714,346	3,774,773

Property and Equipment, less accumulated depreciation 2003 $52,125,682; 2002 $47,590,112	40,056,612	42,185,217

Goodwill	20,524,404	20,524,404

Amortized Intangible Assets	834,850	875,050

Other Assets, net	866,128	1,763,969

	$139,299,073	$137,882,504

See Notes to Consolidated Financial Statements.

Liabilities and Stockholders’ Equity	2003	2002
Current Liabilities
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	6,288,431	4,051,379
Accrued expenses	3,837,745	3,223,293

Total current liabilities	14,126,176	11,274,672

Long-Term Debt, less current maturities	47,315,617	53,017,009

Deferred Income Taxes	5,243,000	4,710,000

Other Liabilities	2,002,761	1,811,459
	68,687,554	70,813,140
Commitments

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 2,500,000 shares, no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 2003 5,686,434 and 2002 5,669,434 shares	56,864	56,694
Additional paid-in capital	18,803,404	18,664,449
Retained earnings	52,489,031	49,086,001
	71,349,299	67,807,144
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	70,611,519	67,069,364
	$139,299,073	$137,882,504

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

Sales	$120,819,993	$128,967,429	$129,553,185
Less excise taxes	30,375,700	32,128,016	32,299,803
Net sales	90,444,293	96,839,413	97,253,382
Cost of goods sold	61,174,613	65,700,655	65,170,194
Gross profit	29,269,680	31,138,758	32,083,188
Selling, general and administrative expenses	23,204,978	22,538,523	20,534,146
Operating income	6,064,702	8,600,235	11,549,042
Other income (expense):
Interest income	709,429	754,312	863,927
Interest expense	(3,376,539)	(3,072,820)	(4,893,217)
Equity in income (losses) of equity investees	323,177	(144,474)	(10,562)
Other, net	(1,273,941)	431,676	254,432
	(3,617,874)	(2,031,306)	(3,785,420)

Income before income taxes	2,446,828	6,568,929	7,763,622
Income tax expense (benefit):
Current	(1,257,202)	734,198	2,222,052
Deferred	301,000	388,000	(661,000)
	(956,202)	1,122,198	1,561,052
Net income	$3,403,030	$5,446,731	$6,202,570
Net income per common share:
Basic	$0.61	$0.99	$1.12

Diluted	$0.60	$0.97	$1.12
Common shares and equivalents outstanding:
Basic	5,574,456	5,526,781	5,513,734

Diluted	5,644,432	5,624,164	5,527,410

See Notes to Consolidated Financial Statements.

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2003, 2002 and 2001

	Common Stock		Additional
	Shares		Paid-in
	Issued	Amount	Capital

Balance, October 1, 2000	5,612,934	$56,129	$18,326,014
Net income	—	—	—
Net unrealized income on interest rate cap	—	—	—
Balance, September 30, 2001	5,612,934	56,129	18,326,014
Issuance of common stock	56,500	565	338,435
Net income	—	—	—
Net unrealized income on interest rate cap	—	—	—
Balance, September 30, 2002	5,669,434	56,694	18,664,449
Issuance of common stock	17,000	170	138,955
Net income	—	—	—
Balance, September 30, 2003	5,686,434	$56,864	$18,803,404

See Notes to Consolidated Financial Statements.

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Total Comprehensive Income
		Shares Acquired	Amount

$37,436,700	$(240,500)	99,200	$(737,780)	$54,840,563	$8,187,405
6,202,570	—	—	—	6,202,570	6,202,570
—	177,500	—	—	177,500	177,500
43,639,270	(63,000)	99,200	(737,780)	61,220,633	$6,380,070
—	—	—	—	339,000
5,446,731	—	—	—	5,446,731	5,446,731
—	63,000	—	—	63,000	63,000
49,086,001	—	99,200	(737,780)	67,069,364	$5,509,731
—	—	—	—	139,125
3,403,030	—	—	—	3,403,030	3,403,030
$52,489,031	$—	$99,200	$(737,780)	$70,611,519	$3,403,030

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$3,403,030	$5,446,731	$6,202,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,385,736	5,252,962	4,709,087
Amortization	40,200	40,200	1,335,529
Gain on sale of investments	(71,574)	—	—
Equity in (income) losses of equity investees	(323,177)	144,474	10,562
Deferred income taxes	301,000	388,000	(661,000)
Other	(155,848)	(30,370)	3,191
Changes in assets and liabilities, net of effects of purchases and sales:
(Increase) decrease in:
Receivables	(2,543,933)	1,575,569	450,927
Inventories	(809,970)	(371,596)	(3,953,751)
Other assets	(817,540)	(767,099)	734,049
Increase (decrease) in:
Accounts payable	2,237,052	(1,117,863)	92,862
Accrued expenses	614,452	897,589	334,277
Other liabilities	191,302	497,423	130,182
Net cash provided by operating activities	7,450,730	11,956,020	9,388,485

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	82,370	61,088	142,966
Principal payments received on notes receivable	119,075	106,853	3,511,912
Purchase of property and equipment	(3,385,470)	(6,000,633)	(6,634,699)
Disbursement for notes receivable	(10,000)	(250,000)	(9,300)
Purchase of short-term investments	(1,380,553)	(3,397,033)	(8,533,851)
Redemption of short-term investments	3,721,547	8,533,851	4,843,348
Advance to equity investees	(270,000)	—	—
Purchase of minority interest in subsidiary	—	—	(671,860)
Other assets	206,437	530,934	218,338
Net cash used in investing activities	(916,594)	(414,940)	(7,133,146)

	2003	2002	2001
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit arrangements	$(1,500,000)	$1,500,000	$6,487,019
Proceeds from issuance of common stock	139,125	339,000	—
Disbursements for loan costs	—	(889,833)	(227,501)
Principal payments on long-term borrowings	(4,201,392)	(4,167,540)	(6,136,694)

Net cash provided by (used in) financing activities	(5,562,267)	(3,218,373)	122,824

Net increase in cash and cash equivalents	971,869	8,322,707	2,378,163

Cash and cash equivalents:
Beginning	13,946,736	5,624,029	3,245,866
Ending	$14,918,605	$13,946,736	$5,624,029

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,390,213	$2,728,397	$4,812,818

Income taxes	$(515,663)	$1,688,788	$2,465,758

Supplemental Schedule of Noncash Investing and Financing Activities

Note receivable exchanged for equity investment	$500,000	$—	$—

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.                                       Nature of Business and Significant Accounting Policies

Nature of business:  Todhunter International, Inc. (the “Company”), is a leading producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine.  The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands and purchases certain products for resale.

Ownership:  On January 31, 2003, Angostura Limited (“Angostura”), a Trinidad-based distiller, has reported that, as a result of open market and private purchases, it beneficially owned shares representing approximately 64% of the Company’s common stock.

A summary of the Company’s significant accounting policies follows:

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

Short-term investments:  The Company has investments in certificates of deposit and commercial paper, which mature within one year of purchase.  All of the Company’s short-term investments are classified as held-to-maturity and are carried at amortized cost.

Trade receivables:  The Company records trade receivables at cost, which approximates fair value at the respective balance sheet dates.  The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of trade receivables, as well as the current composition of the pool of trade receivables.  The Company determines status on trade receivables based on the contractual terms of the original sale.  Trade receivables that management believes to be uncollectible are written off upon such determination.  Recoveries of accounts receivable previously written off are recorded when received.

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

Trademarks:  Amortization on trademarks held are computed on the straight-line basis over the estimated lives of the trademarks.  Estimated lives are twenty to forty years.  (See Note 7)

Deferred loan costs:  Amortization is computed using the effective interest method over the term of the loan.  These costs are included in other assets in the accompanying consolidated balance sheet as follows:

	2003	2002	2001
Gross carrying amount	$1,729,783	$1,729,783	$839,950

Accumulated amortization to interest expense	863,655	564,651	249,651
	$866,128	$1,165,132	$590,299

Impairment of long-lived assets:  As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 144 retains the fundamental provisions of SFAS 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.  This Statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business.  Long lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset.  The amount of impairment is the difference between the carrying amount and the fair value of the related asset.  The Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.

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

Stock options:  The Company applies Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for options granted, which requires compensation expense for the Company’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant.  Accordingly, the Company has not recognized compensation expense for its options granted after 1994.  SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.  As of January 1, 2003, the Company adopted SFAS 148, Accounting for Stock -Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”).  The standard amends SFAS 123 to provide alternative methods of transition for voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used.  The Company has elected to continue accounting for stock-based compensation using the intrinsic method. However, the Company has adopted the new disclosure requirements specified under SFAS 148 as follows:

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	2003	2002	2001
Net income, as reported	$3,403,030	$5,446,731	$6,202,570
Compensation costs, net of income taxes	(266,886)	(266,886)	(266,886)
Net income, pro forma	3,136,144	5,179,845	5,935,684
Earnings per common share, as reported (Basic)	0.61	0.99	1.12
Earnings per common share, as reported (Diluted)	0.60	0.97	1.12
Earnings per common share, pro forma (Basic)	0.56	0.94	1.08
Earnings per common share, pro forma (Diluted)	0.55	0.92	1.07

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

Intangible assets:   As of October 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment.  As required by SFAS 142, the Company has completed the goodwill impairment test and has concluded that there was no impairment to goodwill as of and for the years ended September 30, 2003, 2002, and 2001.

Recent Accounting Pronouncements:  As of March 31, 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 requires a guarantor to recognize at the inception of a guarantee, a liability for the fair value or market value, of the obligation undertaken in issuing the guarantee and must disclose that information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation does not apply to guarantees issued between entities under common control and therefore is not applicable to the Company.  Management believes that this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. FIN 46 was effective July 1, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. Management believes that this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications:  Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation with no effect on net income or stockholders’ equity.

Note 2.                                       Inventories

The major components of inventories as of September 30, 2003 and 2002 are:

	2003	2002
Finished goods	$15,588,106	$16,470,057
Work in process	3,380,434	1,513,786
Raw materials and supplies	9,696,355	9,871,082
	$28,664,895	$27,854,925

Note 3.                                       Notes Receivable

Notes receivable consist of the following as of September 30, 2003 and 2002:

	2003	2002

8% note, collateralized by real property, monthly principal and interest payments of $10,313 through April 2009	$555,800	$631,760
Other	37,977	32,025
	593,777	663,785
Less current maturities	87,355	79,098
	$506,422	$584,687

Note 4.                                       Notes Receivable From Affiliates

Notes receivable from affiliates consist of the following as of September 30, 2003 and 2002:

	2003	2002
6% note, unsecured from British Fidelity Holdings Limited, an affiliate through common ownership. Monthly principal and interest payments of $20,000 due through July 2005, with remaining balance of $3,305,560 due in August 2005. This note is guaranteed by British Fidelity Assurance, Ltd.	$3,377,726	$3,416,793
7% note, unsecured from BF Enterprises Limited, an affiliate through common ownership. Monthly interest payments through July 2004. Principal due on demand on August 1, 2004	397,047	397,047
1.99% note, unsecured from CL World Brands Limited, an affiliate through common ownership. Interest due annually. Principal payments of $125,000 due annually through June 2008.	500,000	—
	4,274,773	3,813,840
Less current maturities	560,427	39,067
	$3,714,346	$3,774,773

Note 5.                                       Trade Credits

During 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of ready to drink beverages (“products”) from buyers obtained by the corporate trading company.  The Company was advanced $1,966,484 of trade credits upon commencement of the agreement.  The Company shipped products with a cost basis of $1,086,271 and earned trade credits of this same amount during the year ended September 30, 2003.  As of September 30, 2003, these earned trade credits have not been utilized and are recognized in other current assets on the accompanying consolidated balance sheet.  Earned trade credits must be utilized by June 30, 2008 and are subject to terms as more specifically defined in the agreement.  The Company has a remaining commitment to deliver products under this agreement in the amount of $880,213, which is included in inventory as of September 30, 2003.

Note 6.                                       Property and Equipment

The major classifications of property and equipment as of September 30, 2003 and 2002 are:

	2003	2002
Land	$5,086,665	$5,086,665
Land improvements	1,400,881	1,378,005
Buildings and improvements	18,313,979	17,934,298
Machinery and equipment	67,380,769	65,376,361
	92,182,294	89,775,329
Less accumulated depreciation	52,125,682	47,590,112
	$40,056,612	$42,185,217

Note 7.                                       Amortized Intangible Assets

Amortized intangible assets consist of the following as of September 30, 2003, 2002 and 2001:

	2003		2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$1,302,001	$467,151	$1,302,001	$426,951	$1,302,001	$386,751

Aggregate amortization expenses were $40,200 for each of the years ended 2003, 2002 and 2001, respectively.

Estimated amortization expenses as of September 30, 2003 are as follows:

Year Ending September 30,	Amount
2004	$40,200
2005	40,200
2006	40,200
2007	40,200
2008	40,200
Thereafter	633,850
$834,850

Note 8.                                       Accrued Expenses

Accrued expenses consist of the following as of September 30, 2003 and 2002:

	2003	2002
Accrued payroll and related expenses	$1,699,653	$1,833,255
Accrued trade expenses	1,231,186	285,894
Other	906,906	1,104,144
	$3,837,745	$3,223,293

Note 9.                                       Financing Arrangements

Long-term debt consists of the following as of September 30, 2003 and 2002:

	2003	2002
Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate as of September 30, 2003 was 5.14%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due on September 30, 2006	$32,000,000	$36,000,000
Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate as of September 30, 2003 was 5.15%. The revolving lines of credit terminate in October 2004	19,000,000	20,500,000
Other	315,617	517,009
	51,315,617	57,017,009
Less current maturities	4,000,000	4,000,000
	$47,315,617	$53,017,009

(i)                                                             In October 2001, the Company entered into a $70 million credit agreement, which consists of $40 million term loans and $30 million revolving loan facilities.  The credit agreement is collateralized by principally all assets located in the United States of America.  The Company is restricted from paying dividends to stockholders.  Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain a minimum fixed charge and interest coverage ratios among other financial covenants.  As of December 31, 2002 and March 31, 2003, the Company was not in compliance with the Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) financial covenant under its credit agreement.  In addition, as of March 31, 2003 the Company was not in compliance with its Interest Coverage and Fixed Charge Coverage financial covenants.  On February 18, 2003, the Company received a waiver for the December 31, 2002 covenant violation.  On May 14, 2003, the Company received a waiver of the March 31, 2003 covenant violations and amended prospectively the credit agreement to reset the levels of certain financial covenants to reflect the Company’s current business plan and forecasts.  As of September 30, 2003, the Company was in compliance with all financial covenants.

(ii)                                                          In addition to the quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits as defined in the agreement.

Maturities of long-term debt as of September 30, 2003 are as follows:

Year Ending September 30,	Amount
2004	$4,000,000
2005	23,000,000
2006	24,315,617
$51,315,617

Note 10.                                Income Taxes

Income tax expense (benefit) consists of the following for the years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001
Current income tax expense (benefit):
Federal	$(1,239,995)	$756,092	$2,032,885
State	(17,207)	(21,894)	189,167
	(1,257,202)	734,198	2,222,052
Deferred income tax expense (benefit):
Federal	371,000	357,000	(596,000)
State	(70,000)	31,000	(65,000)
	301,000	388,000	(661,000)

Total income tax expense (benefit):	$(956,202)	$1,122,198	$1,561,052

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2003 and 2002:

	2003	2002
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$3,945,000	$4,027,000
Goodwill, principally due to differences in amortization	1,298,000	683,000
	5,243,000	4,710,000
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	1,113,000	1,307,000
Differences related to anticipated future expenses and allowances	393,000	265,000
Deferred compensation	718,000	420,000
	2,224,000	1,992,000
Net deferred income tax liability	$3,019,000	$2,718,000

No valuation allowance has been recorded as of September 30, 2003 or 2002.

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of the following for the years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001
Computed “expected” tax expense	$831,922	$2,233,436	$2,639,632
Nondeductible operating losses of Bahamian subsidiary	88,129	229,574	141,288
Effect of income tax subsidy on earnings of Virgin Islands subsidiary	(1,224,205)	(930,907)	(1,090,153)
Effect of extraterritorial deduction on income tax	(251,188)	(208,392)	(224,654)
Other	(400,860)	(201,513)	94,939
Total income tax expense on income	$(956,202)	$1,122,198	$1,561,052

Generally, the operating income of the Company’s Bahamian subsidiary is not subject to United States income taxes as there are no income taxes in the Commonwealth of the Bahamas.  The Company sold all of its remaining operating assets in the Bahamas in fiscal year 2000 for $3.5 million.  Certain passive income of the Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2003, 2002 and 2001, respectively, is as follows:

	2003	2002	2001
Basic	$0.22	$0.18	$0.20
Diluted	0.22	0.18	0.20

With respect to the Bahamian and Virgin Islands subsidiaries, no provision has been made for taxes, which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely.  The Company’s share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $38.9 million and $35.3 million, as of September 30, 2003 and 2002, respectively.  The undistributed earnings of the Bahamian subsidiary have been reduced by any previously taxed income.

Note 11.                           Leases

The Company occupies office space under noncancelable operating leases which expire between September 2004 and December 2006.  One of the leases contains two renewal options of five years each.

Future minimum lease payments under these noncancelable operating leases as of September 30, 2003 are as follows:

Year Ending September 30,	Amount
2004	$436,032
2005	396,432
2006	396,432
2007	99,108
$1,328,004

Rent expense for office space (including the Company’s share of common area expenses, real estate and sales taxes) amounted to $484,782, $485,206 and $400,538 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 12.                                Stock Options

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees.  Option prices may not be less than 85% of the fair market value of the Company’s common stock on the date of grant for nonqualified options or 100% of such fair market value for qualified stock options.  As of September 30, 2003, 853,000 shares are reserved for issuance under the option plan.  Options granted have vesting periods ranging from 3 to 5 years.  The Company received a total of $139,125 and $339,000 upon the exercise of stock options for 17,000 and 56,500 shares for the years ended September 30, 2003 and 2002.  There were no stock options exercised during the year ended September 30, 2001.

A reconciliation of the Company’s stock option activity, and related information, for the years ended September 30, 2003, 2002 and 2001 follows:

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	542,500	$8.69	599,000	$8.43	599,000	$8.43
Granted	—	—	—	—	—	—
Exercised	(17,000)	8.13	(56,500)	6.00	—	—
Forfeited	(116,000)	10.26	—	—	—	—
Outstanding,
End of year	409,500	$8.26	542,500	$8.69	599,000	$8.43
Exercisable,
End of year	354,500	$8.28	408,500	$8.87	398,000	$8.59

The following table summarizes information about the stock options at September 30, 2003:

Exercise Price	Number Outstanding at September 30, 2003	Number Exercisable at September 30, 2003	Expiration Date
8.1250	87,500	87,500	February 2006
9.0625	60,000	60,000	May 2008
8.1250	262,000	207,000	December 2008
	409,500	354,500

The exercise price of options at grant date has been made at fair value.

Note 13.                                Segment and Geographic Information

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its operating results in five segments:

Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  “Corporate Operations and Other” includes corporate related items and the results of certain nonmaterial operations.

Net sales, operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the Company’s operating segments for the years ended September 30, 2003, 2002 and 2001 are as follows:

(in thousands)	2003	2002	2001
Net Sales
Bulk Alcohol Products	$35,203	$35,447	$39,727
Premium Branded Spirits	20,808	21,778	16,029
Bottling Operations	14,278	18,661	20,644
Vinegar and Cooking Wine	20,155	20,953	20,853
	$90,444	$96,839	$97,253
Operating Income (Loss)
Bulk Alcohol Products	$11,432	$10,539	$12,781
Premium Branded Spirits	(2,271)	(331)	(840)
Bottling Operations	(1,901)	129	221
Vinegar and Cooking Wine	4,190	4,602	4,739
Corporate Operations and Other	(5,385)	(6,339)	(5,352)
	$6,065	$8,600	$11,549
Identifiable Assets
Bulk Alcohol Products	$73,795	$71,974	$68,235
Premium Branded Spirits	7,573	8,777	8,902
Bottling Operations	25,409	23,081	24,107
Vinegar and Cooking Wine	19,786	20,010	21,010
Corporate Operations and Other	12,736	14,040	11,334
	$139,299	$137,882	$133,588
Depreciation and Amortization
Bulk Alcohol Products	$3,243	$3,005	$3,229
Premium Branded Spirits	101	88	271
Bottling Operations	1,499	1,612	1,471
Vinegar and Cooking Wine	482	473	1,140
Corporate Operations and Other	101	430	224
	$5,426	$5,608	$6,335
Capital Expenditures
Bulk Alcohol Products	$1,424	$4,269	$3,328
Premium Branded Spirits	131	166	205
Bottling Operations	1,620	1,166	2,481
Vinegar and Cooking Wine	125	247	549
Corporate Operations and Other	85	153	72
	$3,385	$6,001	$6,635
Goodwill
Bulk Alcohol Products	$9,471	$9,471	$9,471
Premium Branded Spirits	—	—	—
Bottling Operations	—	—	—
Vinegar and Cooking Wine	11,053	11,053	11,053
Corporate Operations and Other	—	—	—
	$20,524	$20,524	$20,524

Sales and operating income for the years ended September 30, 2003, 2002, and 2001 and identifiable assets as of the end of each period classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
September 30, 2003:
Net sales	$78,742,549	$11,701,744	$90,444,293
Operating income	2,497,645	3,567,057	6,064,702
Identifiable assets	93,848,452	45,450,621	139,299,073
September 30, 2002:
Net sales	$85,697,980	$11,141,433	$96,839,413
Operating income	5,372,667	3,227,568	8,600,235
Identifiable assets	95,698,471	42,184,033	137,882,504
September 30, 2001:
Net sales	$84,972,188	$12,281,194	$97,253,382
Operating income	7,519,943	4,029,099	11,549,042
Identifiable assets	94,024,629	39,563,535	133,588,164

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $6,300,000, $6,400,000 and $6,400,000 for the years ended September 30, 2003, 2002 and 2001.

Note 14.                           Pension Plan

The Company has a defined contribution retirement plan which covers substantially all United States employees.  Participants are immediately vested in any elective contributions and related earnings, if any.  Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service.  Participants are entitled, upon retirement, to their vested portion of the retirement fund assets.  The Company contributed approximately $967,962 $1,043,311 and $915,998 to the plan for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 15.                           Investment in Premier Wines & Spirits, Ltd.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., (“Premier”), a wholesale liquor distributor in the United States Virgin Islands, for $450,000.  This investment is being accounted for using the equity method.  The Company had sales to Premier of approximately $2,344,603, $2,007,654 and $1,946,000 for the years ended September 30, 2003, 2002 and 2001, respectively.  Included in trade receivables is approximately $343,009 and $455,000 as of September 30, 2003 and 2002, respectively, related to these sales.  The Company had outstanding advances to Premier of $787,019 and $587,019 as of September 30, 2003 and 2002, respectively, which are included in investments in and advances to equity investees.  These advances are unsecured and bear interest at 6.0%.  Interest payments are due monthly or on demand in accordance with the terms of the agreement.  Principal is payable on demand.

Note 16.                           Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amounts approximate fair values as of September 30, 2003 and 2002 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

Notes receivable:  The fair value of the Company’s notes receivable has been determined based on available market information and management’s estimate of current market conditions of similar instruments.

Long-term debt:  The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

	Carrying Amount		Fair Value
	2003	2002	2003	2002
Financial assets:
Notes receivable, including notes receivable from affiliates	$4,868,550	$4,477,625	$4,979,777	$4,619,131
Financial liabilities:
Long-term debt	51,315,617	57,017,009	51,315,617	57,017,009

Note 17.                           Net Income Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

	2003	2002	2001
Net income	$3,403,030	$5,446,731	$6,202,570
Determination of shares:
Weighted average number of common shares outstanding	5,574,456	5,526,781	5,513,734
Shares issuable on exercise of stock options, net of shares assumed to be repurchased	69,976	97,383	13,676
Average common shares outstanding for diluted computation	5,644,432	5,624,164	5,527,410
Net income per common share:
Basic	$0.61	$0.99	$1.12
Diluted	$0.60	$0.97	$1.12

Note 18.                           Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share and gross margin data)
September 30, 2003:
Net sales	$20,964	$21,825	$23,088	$24,567
Gross profit	5,584	7,804	8,065	7,817
Gross margin	26.6%	35.8%	34.9%	31.8%
Net income (loss)	(1,492)	1,428	1,892	1,575
Net income (loss) per share:
Basic	(0.27)	0.26	0.34	0.28
Diluted	(0.27)	0.25	0.34	0.28

September 30, 2002:
Net sales	$24,469	$23,496	$26,809	$24,985
Gross profit	7,556	7,142	8,644	7,797
Gross margin	30.8%	30.4%	32.2%	31.2%
Net income	1,490	1,725	1,755	477
Net income per share:
Basic	0.27	0.31	0.32	0.09
Diluted	0.27	0.31	0.31	0.08

September 30, 2001:
Net sales	$22,263	$25,474	$26,093	$25,941
Gross profit	7,691	7,777	8,928	7,687
Gross margin	34.5%	30.5%	34.2%	29.6%
Net income	1,244	1,487	1,919	1,553
Net income per share:
Basic	0.23	0.27	0.35	0.27
Diluted	0.23	0.27	0.35	0.27

Note 19.                           Legal Proceedings

The United States Virgin Islands Department of Public Works, Virgin Islands Rum Industries, Ltd. (“VIRIL”), the Company’s wholly-owned subsidiary, and Cruzan Divers, Inc. (VIRIL’s contractor) each received a Request for Information (the “I-R”), dated June 30, 2003, from the Environmental Protection Agency (the “EPA”) concerning the construction, in the spring of 2002, of an effluent outfall line on the south shore of St. Croix.  The I-R, which was issued pursuant to Section 308 of the Federal Water Pollution Control Act, 33 U.S.C. 1251, et seq. (the “FWPCA”), stated that the EPA was investigating whether the construction and installation of the outfall line constituted a violation of Section 404 of the FWPCA.  The I-R further stated that, depending on the outcome of the investigation, the EPA might issue administrative orders for site restoration, assess civil administrative penalties (up to a maximum of $137,500, according to the I-R), or take other enforcement action.  VIRIL submitted a timely response to the I-R on August 6, 2003.  Since that time, VIRIL has heard nothing further from the EPA concerning this matter.  At this time, management is not able to predict the outcome of the EPA’s investigation, including whether and to what extent the EPA may choose any of its enforcement options.

The Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury (the “BATF”) had advised the Company that it was conducting an investigation of shipments made by various U. S. Alcohol producers to certain countries formerly included in the Soviet Union.  The BATF had indicated that it believed that certain of the Company’s export shipments may not have conformed to the specifications required by the BATF, and that this nonconformity may have violated U. S. law.

In June 2002, the Company entered into agreements with the BATF providing for the following: (1) the Company agreed to pay a total of $400,000 in taxes and forfeitures, which was paid in June 2002; (2) the Company agreed to a four-day suspension (which was served in July 2002) of the Company’s federal basic permit at its Florida facilities; and (3) the BATF has indicated that it will not seek any further actions against or penalties from the Company with respect to the shipments in question.

The Company believes that the outcome of the EPA investigation will not have a material adverse effect on the Company’s financial condition or results of operation.

Note 20.                           Retirement

During November 2002, the Company announced the retirement of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company has entered into an agreement with Mr. Pincourt, setting forth the terms of his retirement.  Under this agreement, the Company elected to accelerate retirement benefits and continue to pay compensation and provide related benefits through July 15, 2004.  The Company recorded a charge for these items during the first quarter of its 2003 fiscal year.  The effect of this charge, net of income tax benefits, was approximately $1 million or $.18 per common share.  In addition, the Company’s majority shareholder, Angostura, Ltd., entered into an agreement with Mr. Pincourt to purchase 595,985 shares of common stock and closed on this transaction on January 31, 2003.

INDEPENDENT AUDITOR’S REPORT

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Todhunter International, Inc.

West Palm Beach, Florida

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statements Schedule II for the years ended September 30, 2003, 2002, and 2001 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 26, 2003

TODHUNTER INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
	2003	2002	2001
Inventory Reserve:
Balance, beginning of period	$413,546	$723,007	$9,689
Charged to costs and expenses	851,990	108,633	1,163,318

Deductions	(1,051,508)	(418,094)	(450,000)
Balance, end of period	$214,028	$413,546	$723,007

TODHUNTER INTERNATIONAL, INC.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2	Amended and Restated By-Laws of Todhunter International, Inc. (5)
4.1	Form of Todhunter International, Inc. Common Stock Certificate (1)
10.6	Todhunter International, Inc. 1992 Stock Option Plan, as amended (3)
10.8	Lease, dated March 24, 1988, as amended, between Todhunter International, Inc. and Esperanté Limited Partnership (1)
10.8(a)	Amendment to Lease, dated January 1, 1997, between Todhunter International, Inc. and Florida Acquisition Fund Esperanté, Ltd. (4)
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

10.23	Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002 (7) +
10.24	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between Thomas A. Valdes and Todhunter International, Inc. (11) +
10.25	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between Jay S. Maltby and Todhunter International, Inc. (11) +
10.26	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between D. Chris Mitchell and Todhunter International, Inc. (11) +
10.27	Executive Employment Agreement dated as of June 17, 2003, between Ousik Yu and Todhunter International, Inc. (11) +
10.28	Executive Employment Agreement dated as of June 17, 2003, between Ezra Shashoua and Todhunter International, Inc. (11) +
10.29	Form of Indemnification Agreement dated as of June 17, 2003, signed by all directors and executive officers of Todhunter International, Inc. (11) +
11.1	Statement of Computation of Per Share Earnings (10)
20.1	Earnings press release for the three-month period and year ended September 30, 2003 (11)
21.1	Subsidiaries of Todhunter International, Inc. (2)
23.1	Consent of McGladrey & Pullen, LLP (11)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (11)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (11)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (11)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (11)

+                                         Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

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

(5)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 17, 1999.

(6)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

(7)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(8)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 26, 2002.

(9)                                  Incorporated herein by referenced to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)                            Filed herewith and incorporated herein by reference to Note 17 of notes to consolidated financial statements, included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)                            Filed herewith.