Form 10-Q
period 2003-12-31
TODHUNTER INTERNATIONAL INC
filed 2004-02-12
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes     ☐                                                 No     ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of February 12, 2004 was 5,617,534.

TODHUNTER INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

TODHUNTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,303,457	$14,918,605
Short-term investments	1,414,173	1,819,016
Trade receivables	13,210,287	15,867,079
Other receivables	2,101,461	2,879,334
Inventories	28,556,598	28,664,895
Notes receivable, current maturities	650,505	647,782
Deferred income taxes	2,025,250	2,224,000
Other current assets	4,509,518	3,895,977
Total current assets	71,771,249	70,916,688

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	2,093,743	1,879,623
Notes receivable from affiliates, less current maturities	3,704,386	3,714,346
Notes receivable, less current maturities	483,007	506,422
	6,281,136	6,100,391

PROPERTY AND EQUIPMENT	92,825,166	92,182,294
Less accumulated depreciation	53,293,994	52,125,682
	39,531,172	40,056,612

GOODWILL	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	824,797	834,850
OTHER ASSETS	791,131	866,128
	$139,723,889	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$22,300,000	$4,000,000
Accounts payable	9,168,453	6,288,431
Accrued expenses	2,462,961	3,837,745
Total current liabilities	33,931,414	14,126,176

LONG-TERM DEBT, less current maturities	27,288,750	47,315,617

DEFERRED INCOME TAXES	5,240,000	5,243,000

OTHER LIABILITIES	1,676,847	2,002,761
	68,137,011	68,687,554

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 5,703,934 shares December 31, 2003, and 5,686,434 shares September 30, 2003	57,039	56,864
Additional paid-in capital	18,927,304	18,803,404
Retained earnings	53,340,315	52,489,031
	72,324,658	71,349,299
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	71,586,878	70,611,519
	$139,723,889	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31
	2003	2002

Sales	$27,687,682	$28,337,184
Less excise taxes	5,246,030	7,372,705
Net sales	22,441,652	20,964,479

Cost of goods sold	15,308,176	15,380,241
Gross profit	7,133,476	5,584,238

Selling, general and administrative expenses	6,248,054	5,508,973
Operating income	885,422	75,265

Other income (expense):
Interest income	172,559	132,661
Interest expense	(696,983)	(724,903)
Equity in income of equity investee	214,120	93,288
Other, net	228,571	(1,397,030)
	(81,733)	(1,895,984)

Income (loss) before income taxes	803,689	(1,820,719)

Income tax expense (benefit):
Current	(243,345)	(267,263)
Deferred	195,750	(61,000)
	(47,595)	(328,263)

Net income (loss)	$851,284	$(1,492,456)

Earnings (loss) per common share:
Basic	$0.15	$(0.27)
Diluted	$0.15	$(0.27)

Common shares and equivalents outstanding:
Basic	5,596,174	5,571,125
Diluted	5,679,016	5,571,125

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$851,284	$(1,492,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,366,443	1,273,222
Amortization	10,050	10,050
Gain on sale of property and equipment	(181,772)	(15,636)
Equity in income of equity investees	(214,120)	(93,288)
Deferred income taxes	195,750	(61,000)
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	3,434,665	3,452,868
Inventories	108,297	806,288
Other current assets	(613,541)	101,372
Increase (decrease) in:
Accounts payable	2,880,022	616,052
Accrued expenses	(1,374,784)	(1,130,835)
Other liabilities	(325,914)	437,396
Net cash provided by operating activities	6,136,380	3,904,033

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	413,500	19,280
Principal payments received on notes receivable	30,652	19,181
Purchase of property and equipment	(1,072,731)	(1,427,035)
Redemption of short-term investments	404,843	98,000
Investments in subsidiaries	—	(274,001)
(Increase) decrease in other assets	75,000	(46,815)
Net cash used in investing activities	$(148,736)	$(1,611,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	$(700,000)	$(1,300,000)
Issuance of common stock	124,075	16,250
Principal payments on long-term borrowings	(1,026,867)	(1,055,876)
Net cash used in financing activities	(1,602,792)	(2,339,626)

Net increase (decrease) in cash and cash equivalents	4,384,852	(46,983)

Cash and cash equivalents:
Beginning	14,918,605	13,946,736
Ending	$19,303,457	$13,899,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$687,320	$721,748
Income taxes	$9,814	$10,810

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except for the retirement of the Executive Officer (see Note 6), necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Aggregate amortization expenses were $10,050 for the three months ended December 31, 2003 and 2002.

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

If the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts show below:

	Three Months Ended December 31,
	2003	2002

Net income (loss), as reported	$851,284	$(1,492,456)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	42,034	42,034
Net income (loss), pro forma	$809,250	$(1,534,490)
Earnings (loss) per common share, as reported
Basic	0.15	(0.27)
Diluted	0.15	(0.27)
Earnings (loss) per common share, pro forma
Basic	0.14	(0.28)
Diluted	0.14	(0.28)

Note 2.          Inventories

The major components of inventories are:

	December 31, 2003	September 30, 2003
	(Unaudited)

Finished goods	$16,749,660	$15,588,106
Work in process	2,364,642	3,380,434
Raw materials and supplies	9,442,296	9,696,355

	$28,556,598	$28,664,895

Note 3.          Financing Arrangements

Long-term debt consists of the following as of December 31, 2003:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at December 31, 2003 was 4.92%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.	$31,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at December 31, 2003 was 4.96%. The revolving lines of credit terminate in October 2004.	18,300,000

Other	288,750
49,588,750
Less current maturities	22,300,000
$27,288,750

(i)             In October 2001, the Company entered into a $70 million credit agreement, which consists of a $40 million term loan and a $30 million revolving loan facility.  The credit agreement is collateralized principally by all assets located in the United States of America.  Under the credit agreement, the Company is restricted from paying dividends to stockholders.  Also, the Company is required to maintain unencumbered cash or marketable securities of $4 million at the end of each fiscal quarter and to maintain certain financial covenants.

(ii)          In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits, as defined in the agreement.

Note 4.          Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income (loss) by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

	Three Months Ended December 31,
	2003	2002

Net income (loss)	$851,284	$(1,492,456)
Determination of shares:
Weighted average number of common shares outstanding	5,596,174	5,571,125
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	82,842	— *
Average common shares outstanding for diluted earnings per share computation	5,679,016	5,571,125

Earnings (loss) per common share:
Basic	$0.15	$(0.27)
Diluted	$0.15	$(0.27)

*                 The effect of stock options have not been included for the three months ended December 31, 2002, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.07 and $0.03 for the three months ended December 31, 2003 and 2002, respectively.

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

Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

Bottling Operations (contract bottling services and proprietary and private label products)

Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

Corporate Operations includes expenses related to the Company’s executive offices that are not allocated to its reportable segments.  These expenses include payroll and related expenses, professional fees, consulting fees, rent for the Company’s executive offices, insurance expense, directors’ fees and utilities.

The accounting policies of the reportable segments are the same as those referred to in Note 1 to the consolidated financial statements located in Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  The Company evaluates the performance of its operating segments based on income before income taxes, equity in income or loss of equity investees, interest income and interest expense. Material intersegment sales and transfers have been eliminated.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Net sales, operating income (loss), depreciation and amortization and capital expenditures for the Company’s reportable segments for the three months ended December 31, 2003 and 2002, and identifiable assets as of December 31, 2003 and 2002, were as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Net Sales
Bulk Alcohol Products	$8,588	$8,695
Premium Branded Spirits	5,842	4,204
Bottling Operations	2,675	2,829
Vinegar and Cooking Wine	5,337	5,236
	$22,442	$20,964

Operating Income (Loss)
Bulk Alcohol Products	$2,737	$2,097
Premium Branded Spirits	(696)	(413)
Bottling Operations	(980)	(1,282)
Vinegar and Cooking Wine	866	1,172
Corporate Operations	(1,042)	(1,499)
	$885	$75
Depreciation and Amortization
Bulk Alcohol Products	$806	$809
Premium Branded Spirits	25	25
Bottling Operations	402	298
Vinegar and Cooking Wine	118	122
Corporate Operations	25	29
	$1,376	$1,283

Capital Expenditures
Bulk Alcohol Products	$612	$758
Premium Branded Spirits	132	16
Bottling Operations	313	631
Vinegar and Cooking Wine	15	11
Corporate Operations	1	11
	$1,073	$1,427

Identifiable Assets
Bulk Alcohol Products	$75,407	$70,711
Premium Branded Spirits	8,804	6,535
Bottling Operations	23,224	23,403
Vinegar and Cooking Wine	19,423	19,841
Corporate Operations	12,866	13,508
	$139,724	$133,998

Sales and operating income (loss) for the three months ended December 31, 2003 and 2002 and identifiable assets as of December 31, 2003 and 2002, classified by geographic area, were as follows:

Three Months Ended	United States	U. S. Virgin Islands and the Bahamas	Consolidated
		(in thousands)

December 31, 2003:
Net sales	$19,618	$2,824	$22,442
Operating income	110	775	885
Identifiable assets	93,094	46,630	139,724

December 31, 2002:
Net sales	18,660	2,304	20,964
Operating income (loss)	(363)	438	75
Identifiable assets	91,132	42,866	133,998

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $2,472,000 and $1,918,000 for the three months ended December 31, 2003 and 2002, respectively.

Note 6.  Retirement of Executive Officer

On November 26, 2002, the Company announced the retirement and resignation of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company entered into a retirement agreement with Mr. Pincourt, setting forth the terms of his retirement and resignation.  The retirement agreement replaced Mr. Pincourt’s previous employment agreement. Under the retirement agreement, the Company elected to accelerate retirement benefits under its deferred compensation program and to continue to pay compensation and provide related benefits through July 15, 2004, the remaining term of Mr. Pincourt’s previous employment contract.

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491, which was paid in October 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during the first quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter of fiscal 2003 for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

Note 7.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $1.3 million and $2.0 million in 2003 and 2002, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and as a receivable included in other current assets on the Company’s consolidated balance sheet.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2003 compared to the three months ended December 31, 2002,  and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

The Company’s customers often purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, distilled spirits, vinegar and cooking wine.  Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix can cause gross margins to fluctuate.  Certain aspects of the Company’s business are seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

Net sales represent the Company’s gross sales less excise taxes. Excise taxes are generally payable on sales of certain of the Company’s bulk alcohol products and on all alcohol products bottled by the Company.  However, there are no excise taxes paid on sales made to customers that have tax permits.  Accordingly, excise taxes may vary significantly from period to period depending upon the Company’s product and customer mix.

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Three Months Ended December 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold	68.2	73.4
Gross margin	31.8	26.6
Selling, general and administrative expenses	27.8	26.2
Operating income	4.0	0.4
Interest expense	(3.1)	(3.5)
Other income (expense), net	2.7	(5.6)
Income (loss) before income taxes	3.6	(8.7)
Income tax benefit	0.2	1.6
Net income (loss)	3.8%	(7.1% )

The following table provides information on net sales of certain Company products.

	Three Months Ended December 31,
	2003	2002	% Change
	(in thousands)

Bulk Alcohol Products	$8,588	$8,695	(1.2)
Premium Branded Spirits	5,842	4,204	38.9
Bottling Operations	2,675	2,829	(5.4)
Vinegar and Cooking Wine	5,337	5,236	1.9
	$22,442	$20,964	7.0

The following table provides unit sales volume data for certain Company products.

	Three Months Ended December 31,
	2003	2002	% Change
	(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	417	457	(8.6)
Citrus Spirits	—	116	(100.0)
Rum	1,116	948	17.7
Cane Spirits	90	125	(28.3)
Fortified wine, in gallons	2,754	2,543	8.3
Premium branded spirits, in cases	201	109	84.5
Bottling operations, in cases	660	543	21.5
Vinegar
Bulk, in 100 grain gallons	1,364	1,239	10.1
Cases	117	154	(24.3)
Drums, in 100 grain gallons	246	385	(36.3)
Cooking Wine
Bulk, in gallons	899	1,153	(22.1)
Cases	215	184	17.1

Three months ended December 31, 2003 compared to three months ended December 31, 2002.  Unless otherwise noted, references to 2003 represent the three-month period ended December 31, 2003 and references to 2002 represent the three-month period ended December 31, 2002.

Net Sales. Net sales were $22.4 million in 2003, an increase of 7.0% from net sales of $21.0 million in 2002.

Net sales of bulk alcohol products were $8.6 million in 2003, a decrease of 1.2% from net sales of $8.7 million in 2002.  The decrease resulted primarily from decreased shipments of citrus brandy, citrus spirits and cane spirits offset by increased shipments of rum and fortified citrus wine.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2002, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales did not reoccur in 2003.

Net sales of premium branded spirits were $5.8 million in 2003, an increase of 38.9% from net sales of $4.2 million in 2002.  During the third quarter of fiscal 2002, the Company had introduced a new line of Cruzan products in the ready-to-drink category and sold approximately 134,000 cases of this product through September 30, 2002.  During fiscal 2003, due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Estate Rums and Cruzan Flavored Rums.  In connection with management’s decision to exit the ready-to-drink product category, during the fourth quarter of fiscal 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of the Company’s remaining inventory of ready-to-drink products.  In 2003, net sales of premium branded spirits included $0.6 million of Cruzan ready-to-drink products sold to this trading company.  These sales represented the final sales of inventories of such products.  Excluding Cruzan ready-to-drink product sales, net sales of premium branded spirits were $5.2 million in 2003, an increase of 23.7% from net sales of $4.2 million in 2002, as the premium branded spirits segment continued its double digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 1.8% in 2003 compared to 2002.  This growth rate for Cruzan Estate Rums and Cruzan Flavored Rums is a decline from previous periods.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $17.0 million in fiscal 2003.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Beginning in fiscal year 2003, several of the Company’s competitors began to introduce their own lines of flavored rum products into the marketplace, which has negatively impacted the level of sales growth of Cruzan Flavored Rums. The Company is also aware of other competitors that plan to introduce their own lines of flavored rum products into the marketplace in the near future. Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely effect the Company’s sales growth of Cruzan Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management plans to significantly increase its marketing budget during fiscal 2004.  Management believes that by increasing its marketing budget and maintaining its focus on the Cruzan brand, sales of Cruzan Estate Rums and Cruzan Flavored Rums will once again return to double digit growth for fiscal 2004.

Net sales of the Company’s bottling operations were $2.7 million in 2003, a decrease of 5.4% from net sales of $2.8 million in 2002.  While the unit volume of the Company’s bottling operations increased 21.5% in 2003 as a result of business with new contract bottling customers, average unit prices declined as a result of a change in customer mix.  During 2003, the Company lost a large private label bottling customer.  Net sales to this customer were approximately $1.6 million and 124,277 cases for the year ended September 30, 2003, or approximately 11.0% of bottling operations net sales and 3.3% of bottling operations volume.  Net sales to this customer during 2002 were approximately $0.7 million and 57,666 cases.  Also during 2003, excise taxes decreased $2.2 million compared to 2002.  The decrease in sales to this private label bottling customer during 2003 accounted for approximately $1.6 million of the $2.2 million decrease in excise taxes. Management believes that the loss of this low margin business will not have a material effect on the Company’s consolidated results of operations or financial position.  During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead in the future.  Management expects to realize cost savings from this plan beginning in the third quarter of fiscal 2004.

Net sales of vinegar and cooking wine were $5.3 million in 2003, an increase of 1.9% from net sales of $5.2 million in 2002.

Gross Profit. Gross profit was $7.1 million in 2003, an increase of 27.7% from gross profit of $5.6 million in 2002.  During 2003, bulk alcohol gross profit increased as a result of increased shipments of rum and fortified wine; premium branded spirits gross profit increased with sales; bottling operations gross profit increased due to new business with contract bottling customers; and vinegar and cooking wine gross profit decreased due to higher material cost.  Gross margin increased to 31.8% in 2003 from 26.6% in 2002 as a result of changes in product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.2 million in 2003, an increase of 13.4% from $5.5 million in 2002.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2003 and 2002.

	Three Months Ended December 31,
	2003	2002	% Change
	(In thousands)
Bulk Alcohol Products	$2,737	$2,097	30.5
Premium Branded Spirits	(696)	(413)	—
Bottling Operations	(980)	(1,282)	—
Vinegar and Cooking Wine	866	1,172	(26.1)
Corporate Operations	(1,042)	(1,499)	—
	$885	$75	1,076.4

As a result of the above factors, operating income was $0.9 million in 2003, an increase of 1,076.4% from operating income of $0.1 million in 2002.

The Company’s premium branded spirits segment experienced operating losses of $0.7 million in 2003 and $0.4 million in 2002.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $1.0 million in 2003 compared to an operating loss of $1.3 million in 2002. During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead.  Management expects this business to return to profitability during the fourth quarter of fiscal 2004.

Interest Expense. Interest expense was $0.7 million in 2003 and 2002.  The Company’s borrowing rates were higher in 2003 compared to 2002.  However, higher rates were offset by lower average borrowings during 2003, resulting in slightly lower interest expense.

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

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491, which was paid in October 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during 2002.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

Income Tax Expense. During 2003 and 2002, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.2 million and $0.3 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2003 and 2002.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for purchasing raw materials to be used in its manufacturing operations and purchasing imported products for its premium branded spirits business.  The Company’s source of liquidity has historically been cash flow from operations and from borrowings on its line of credit.  Some of the Company’s manufacturing operations are seasonal and the Company’s borrowings on its line of credit vary during the year.  For example, the Company uses citrus molasses as its primary raw material in the production of citrus brandy and spirits at its two Florida distilleries.  The Company buys citrus molasses, a by-product of citrus juice production, from local manufacturers of citrus juice and concentrate during the citrus harvest, which generally runs from November to June.  The Company begins purchasing citrus molasses in November and, due to the short life of the citrus molasses it purchases, manufactures and builds inventory of citrus brandy and spirits through June.  Another seasonal business of the Company is its contract bottling services.  Demand for contract bottling services is highest during the months from April through October.  Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash provided by operating activities in 2003 was $6.1 million, which resulted from $2.0 million in net income adjusted for noncash items, and $4.1 million representing the net decrease in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2003 was $0.1 million, which resulted primarily from $1.1 million of capital expenditures, offset by proceeds from the sale of property and equipment, collections on notes receivable and redemptions of short-term investments.

Net cash used in financing activities in 2003 was $1.6 million, which resulted primarily from payments of $1.0 million of long-term debt and $0.7 million in payments on the Company’s line of credit.

The Company’s revolving credit facility, which expires in October 2004, provides for maximum borrowings of $30 million.  Borrowings under this facility were $18.3 million at December 31, 2003.  The Company intends to extend or refinance this facility prior to its scheduled expiration (see Note 3 to the consolidated financial statements).

The Company’s bank debt was $49.3 million as of December 31, 2003, and its ratio of total debt to equity was 0.95 to 1.

The Company has not paid dividends to stockholders since becoming a public company in 1992.  The Company intends to continue to retain earnings for use in its business and, therefore, does not anticipate declaring or paying cash dividends in this fiscal year.  Also, the payment of cash dividends is restricted by the Company’s credit agreement.  In addition to quarterly term loan principal payments required by the credit agreement, the Company may be required to make additional principal payments based on the results of the Company’s domestic operating profits, as defined in the credit agreement.

The Company’s share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $7.3 million and $31.6 million, respectively, as of September 30, 2003.  See Note 10 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 for additional information on income taxes related to these subsidiaries.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of its Annual Report on Form 10-K for the year ended September 30, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  See Recent Accounting Pronouncements, below.

Recent Accounting Pronouncements

As of March 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor to recognize at the inception of a guarantee, a liability for the fair value or market value, of the obligation undertaken in issuing the guarantee and must disclose the information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation does not apply to guarantees issued between entities under common control and therefore is not applicable to the Company.  Management believes that this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 4.           Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no significant changes in the Company’s internal control or in other factors that could significantly affect the Company’s internal control over financial reporting during the period covered by this report.

PART II.  OTHER INFORMATION

Item 5.  Other Information

(a)

Our Board of Directors has adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer, Controller and persons performing similar functions, and is included as Exhibit 14.1 to this Form 10-Q.

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

10.23	Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002 (7) +
10.24	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between Thomas A. Valdes and Todhunter International, Inc. (10) +
10.25	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between Jay S. Maltby and Todhunter International, Inc. (10) +
10.26	Amended and Restated Executive Employment Agreement dated as of June 17, 2003, between D. Chris Mitchell and Todhunter International, Inc. (10) +
10.27	Executive Employment Agreement dated as of June 17, 2003, between Ousik Yu and Todhunter International, Inc. (10) +
10.28	Executive Employment Agreement dated as of June 17, 2003, between Ezra Shashoua and Todhunter International, Inc. (10) +
10.29	Form of Indemnification Agreement dated as of June 17, 2003, signed by all directors and executive officers of Todhunter International, Inc. (10) +
11.1	Statement of Computation of Per Share Earnings (11)
14.1	Code of Ethics for the Chief Executive Officer and the Senior Financial Officers (12)
20.1	Earnings press release for the three-month period ended December 31, 2003 (12)
21.1	Subsidiaries of Todhunter International, Inc. (2)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (12)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (12)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (12)

+                                         Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-50848).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 17, 1999.

(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 26, 2002.

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)

Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(12)	Filed herewith.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: February 12, 2004	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer