Form 10-K/A
period 2003-09-30
TODHUNTER INTERNATIONAL INC
filed 2004-02-24
CIK 98544

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Amending Part III—Item 12)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File Number 1-13453

TODHUNTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	59-1284057 (IRS Employer Identification Number)
222 Lakeview Avenue, Suite 1500, West Palm Beach, FL (Address of principal executive office)	33401 (Zip Code)

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 2003 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date): $20,722,601.

        The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of December 5, 2003, was 5,596,334.

        There were no shares of Preferred Stock outstanding as of December 5, 2003.

        Documents Incorporated by Reference: Part III—Portions of the registrant's definitive proxy statement to be filed within 120 days of the end of the registrant's fiscal year in conjunction with the registrant's 2004 annual stockholders' meeting.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A is being filed to amend Part III, Item 12 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed on December 18, 2003 (the "Original 10-K"). Subsequent to filing the Original 10-K, management determined that the Company's 1992 Stock Option Plan had expired pursuant to its own terms. This Amendment No. 1 updates only the Equity Compensation Plan Information Table in Part III, Item 12. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about the Company's equity compensation plans as of September 30, 2003. All outstanding awards relate to the Company's Common Stock. For additional information about the Company's equity compensation plans, see Note 12 to the Company's consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders (1)	349,500	$8.13	0(2)
Equity Compensation Plans Not Approved by Security Holders	60,000	$9.06	0

Total	409,500	$8.26	0(2)

(1)
All of the shares reported in this row reflect stock options granted under the Company's 1992 Employee Stock Option Plan, as amended.

(2)
Assuming stockholders approve the Company's 2004 Stock Option Plan (the "2004 Plan") at the Annual Meeting of Stockholders on March 16, 2004, 853,000 shares of Common Stock will become available for stock option issuance under the 2004 Plan.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 18th day of February, 2004.

TODHUNTER INTERNATIONAL, INC.
By:	/s/ JAY S. MALTBY Jay S. Maltby, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	By:	/s/ EZRA SHASHOUA Ezra Shashoua, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

3

QuickLinks

PART III
EQUITY COMPENSATION PLAN INFORMATION
SIGNATURES