Form 10-Q
period 2004-03-31
TODHUNTER INTERNATIONAL INC
filed 2004-05-14
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☐                 No   ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of May 12, 2004 was 5,624,234.

TODHUNTER INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

TODHUNTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,116,872	$14,918,605
Short-term investments	820,173	1,819,016
Trade receivables	14,847,822	15,867,079
Other receivables	3,618,873	2,879,334
Inventories	32,449,462	28,664,895
Notes receivable, current maturities	652,936	647,782
Deferred income taxes	1,657,000	2,224,000
Other current assets	3,561,022	3,895,977
Total current assets	58,724,160	70,916,688

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	2,229,246	1,879,623
Notes receivable from affiliates, less current maturities	3,694,277	3,714,346
Notes receivable, less current maturities	459,501	506,422
	6,383,024	6,100,391

PROPERTY AND EQUIPMENT	94,320,365	92,182,294
Less accumulated depreciation	54,612,054	52,125,682
	39,708,311	40,056,612

GOODWILL	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	814,747	834,850
OTHER ASSETS	745,380	866,128
	$126,900,026	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$10,000,000	$4,000,000
Accounts payable	9,687,222	6,288,431
Accrued expenses	1,943,560	3,837,745
Total current liabilities	21,630,782	14,126,176

LONG-TERM DEBT, less current maturities	26,210,390	47,315,617

DEFERRED INCOME TAXES	5,279,500	5,243,000

OTHER LIABILITIES	902,346	2,002,761
	54,023,018	68,687,554

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 5,723,434 shares March 31, 2004, and 5,686,434 shares September 30, 2003	57,234	56,864
Additional paid-in capital	19,098,709	18,803,404
Retained earnings	54,458,845	52,489,031
	73,614,788	71,349,299
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	72,877,008	70,611,519
	$126,900,026	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Sales	$56,417,025	$57,721,813	$28,729,343	$29,384,629
Less excise taxes	11,935,530	14,932,589	6,689,500	7,559,884
Net sales	44,481,495	42,789,224	22,039,843	21,824,745

Cost of goods sold	29,501,654	29,400,847	14,193,478	14,020,606
Gross profit	14,979,841	13,388,377	7,846,365	7,804,139

Selling, general and administrative expenses	12,704,293	11,087,222	6,456,239	5,578,249
Operating income	2,275,548	2,301,155	1,390,126	2,225,890

Other income (expense):
Interest income	360,231	342,720	187,672	210,059
Interest expense	(1,406,418)	(1,598,433)	(709,435)	(873,530)
Equity in income of equity investees	349,623	249,405	135,503	156,117
Other, net	293,571	(1,458,621)	65,000	(61,591)
	(402,993)	(2,464,929)	(321,260)	(568,945)

Income (loss) before income taxes	1,872,555	(163,774)	1,068,866	1,656,945

Income tax expense (benefit):
Current	(700,759)	(44,384)	(457,414)	222,879
Deferred	603,500	(55,000)	407,750	6,000
	(97,259)	(99,384)	(49,664)	228,879

Net Income (loss)	$1,969,814	$(64,390)	$1,118,530	$1,428,066

Earnings (loss) per common share:
Basic	$0.35	$(0.01)	$0.20	$0.26
Diluted	$0.35	$(0.01)	$0.20	$0.25

Common shares and equivalents outstanding:
Basic	5,598,122	5,571,750	5,617,591	5,572,367
Diluted	5,696,128	5,571,750	5,722,369	5,607,374

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,969,814	$(64,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,702,323	2,637,420
Amortization	20,100	20,100
(Gain) loss on sale of property and equipment	(197,271)	54,234
Equity in income of equity investees	(349,623)	(249,405)
Deferred income taxes	603,500	(55,000)

Changes in assets and liabilities:
(Increase) decrease in:
Receivables	279,718	(380,962)
Inventories	(3,784,567)	(2,237,677)
Other current assets	334,955	1,507,320
Increase (decrease) in:
Accounts payable	3,398,791	1,025,174
Accrued expenses	(1,894,185)	(1,287,674)
Other liabilities	(1,100,415)	379,923
Net cash provided by operating activities	1,983,140	1,349,063

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	429,815	42,026
Principal payments received on notes receivable	61,836	53,480
Purchase of property and equipment	(2,586,566)	(2,140,304)
Purchase of short-term investments	—	(103,202)
Redemption of short-term investments	998,843	98,000
Investments in subsidiaries	—	(274,001)
Decrease in other assets	120,751	28,185
Net cash used in investing activities	$(975,321)	$(2,295,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	$(13,000,000)	$2,000,000
Issuance of common stock	295,675	17,063
Principal payments on long-term borrowings	(2,105,227)	(2,111,817)
Net cash used in financing activities	(14,809,552)	(94,754)

Net decrease in cash and cash equivalents	(13,801,733)	(1,041,507)

Cash and cash equivalents:
Beginning	14,918,605	13,946,736
Ending	$1,116,872	$12,905,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for:
Interest	$1,415,835	$1,445,278
Income taxes	$(1,418,352)	$142,604

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

Aggregate amortization expenses were $20,100 for the six months ended March 31, 2004 and 2003, and $10,050 for the three months ended March 31, 2004 and 2003.

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

If the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts show below:

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Net income (loss), as reported	$1,969,814	$(64,390)	$1,118,530	$1,428,066
Compensation costs, net of income taxes	42,034	84,068	—	42,034
Net income (loss), pro forma	1,927,780	(148,458)	1,118,530	1,386,032
Earnings (loss) per common share, as reported
Basic	0.35	(0.01)	0.20	0.26
Diluted	0.35	(0.01)	0.20	0.25
Earnings (loss) per common share, pro forma
Basic	0.34	(0.02)	0.20	0.24
Diluted	0.33	(0.02)	0.20	0.24

Note 2.          Inventories

The major components of inventories are:

	March 31, 2004	September 30, 2003
	(Unaudited)

Finished goods	$20,080,138	$15,588,106
Work in process	2,550,080	3,380,434
Raw materials and supplies	9,819,244	9,696,355

	$32,449,462	$28,664,895

Note 3.          Financing Arrangements

Long-term debt consists of the following as of March 31, 2004:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at March 31, 2004 was 4.36%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.	$30,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at March 31, 2004 was 3.84%. The revolving lines of credit terminate in October 2004.	6,000,000

Other	210,390
36,210,390
Less current maturities	10,000,000
$26,210,390

(i)             In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  During March 2004, the credit agreement was amended to reduce the revolving loan facility to $15 million.  The credit agreement is collateralized principally by all assets located in the United States of America.  Under the credit agreement, the Company is restricted from paying dividends to stockholders.  Also, the Company is required to maintain certain financial covenants under the credit agreement.

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

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Net income (loss)	$1,969,814	$(64,390)	$1,118,530	$1,428,066
Determination of shares:
Weighted average number of common shares outstanding	5,598,122	5,571,750	5,617,591	5,572,367
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	98,006	— *	104,778	35,007
Average common shares outstanding for diluted earnings per share computation	5,696,128	5,571,750	5,722,369	5,607,374

Earnings (loss) per common share:
Basic	$0.35	$(0.01)	$0.20	$0.26
Diluted	$0.35	$(0.01)	$0.20	$0.25

*                 The effect of stock options have not been included for the six months ended March 31, 2003, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.13 and $0.06 for the six and three months ended March 31, 2004, respectively, and $0.09 and $0.06 for the six and three months ended March 31, 2003, respectively.

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

Net sales, operating income (loss), depreciation and amortization, and capital expenditures for the Company’s reportable segments for the six and three months ended March 31, 2004 and 2003, and identifiable assets as of March 31, 2004 and 2003, were as follows:

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$17,126	$17,527	$8,538	$8,832
Premium Branded Spirits	11,524	8,725	5,682	4,521
Bottling Operations	5,547	6,411	2,872	3,582
Vinegar and Cooking Wine	10,284	10,126	4,947	4,890
	$44,481	$42,789	$22,039	$21,825

Operating Income (Loss)
Bulk Alcohol Products	$6,191	$5,773	$3,454	$3,676
Premium Branded Spirits	(1,887)	(746)	(1,191)	(333)
Bottling Operations	(1,722)	(1,737)	(742)	(455)
Vinegar and Cooking Wine	1,624	2,052	758	880
Corporate Operations and Other	(1,930)	(3,041)	(888)	(1,542)
	$2,276	$2,301	$1,391	$2,226

Depreciation and Amortization
Bulk Alcohol Products	$1,574	$1,609	$768	$800
Premium Branded Spirits	55	50	30	25
Bottling Operations	806	698	404	400
Vinegar and Cooking Wine	237	242	119	120
Corporate Operations and Other	50	59	25	30
	$2,722	$2,658	$1,346	$1,375

Capital Expenditures
Bulk Alcohol Products	$1,480	$1,072	$868	$314
Premium Branded Spirits	180	16	48	—
Bottling Operations	903	1,007	590	376
Vinegar and Cooking Wine	19	34	4	23
Corporate Operations and Other	5	11	4	—
	$2,587	$2,140	$1,514	$713

Identifiable Assets
Bulk Alcohol Products	$65,979	$73,442
Premium Branded Spirits	9,084	6,838
Bottling Operations	23,879	25,639
Vinegar and Cooking Wine	19,902	19,600
Corporate Operations and Other	8,056	12,380
	$126,900	$137,899

Net sales and operating income for the six and three months ended March 31, 2004 and 2003 and identifiable assets as of March 31, 2004 and 2003, classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
	(in thousands)
Six Months Ended

March 31, 2004:
Net sales	$38,748	$5,733	$44,481
Operating income	555	1,721	2,276
Identifiable assets	97,701	29,199	126,900

March 31, 2003:
Net sales	37,483	5,306	42,789
Operating income	988	1,313	2,301
Identifiable assets	94,637	43,262	137,899

Three Months Ended

March 31, 2004:
Net sales	19,130	2,909	22,039
Operating income	445	946	1,391

March 31, 2003:
Net sales	18,823	3,002	21,825
Operating income	1,351	875	2,226

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $4,026,000 and $1,554,000 for the six and three months ended March 31, 2004, respectively, and $3,697,000 and $1,779,000 for the six and three months ended March 31, 2003, respectively.

Note 6.  Supplemental Employee Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental employee retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of Financial Accounting Standard 132.  Amortization of prior service cost and interest cost during the quarter ended March 31, 2004, was $22,014 and $1,321, respectively.

Note 7.  Retirement of Executive Officer

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

The following table summarizes the charge made during the first quarter of fiscal 2003 for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2003	(549,220)

Charged to expense	$1,503,925

Note 8.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $3.0 million and $1.6 million for the six months ended March 31, 2004 and 2003, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and as a receivable included in other current assets on the Company’s consolidated balance sheet.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2004 compared to the six months ended March 31, 2003, (ii) consolidated results of operations of the Company for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.3	68.7	64.4	64.2
Gross margin	33.7	31.3	35.6	35.8
Selling, general and administrative expenses	28.6	25.9	29.3	25.6
Operating income	5.1	5.4	6.3	10.2
Interest expense	(3.2)	(3.7)	(3.2)	(4.0)
Other income (expense), net	2.3	(2.1)	1.8	1.4
Income (loss) before income taxes	4.2	(0.4)	4.9	7.6
Income tax (expense) benefit	0.2	0.2	0.2	(1.1)
Net income (loss)	4.4%	(0.2)%	5.1%	6.5%

The following table provides information on net sales of certain Company products.

	Six Months Ended March 31,			Three Months Ended March 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)

Bulk Alcohol Products	$17,126	$17,527	(2.3)	$8,538	$8,832	(3.3)
Premium Branded Spirits	11,524	8,725	32.1	5,682	4,521	25.7
Bottling Operations	5,547	6,411	(13.5)	2,872	3,582	(19.8)
Vinegar and Cooking Wine	10,284	10,126	1.6	4,947	4,890	1.2
	$44,481	$42,789	4.0	$22,039	$21,825	1.0

The following table provides unit sales volume data for certain Company products.

	Six Months Ended March 31,			Three Months Ended March 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	638	871	(26.8)	221	414	(46.7)
Citrus Spirits	55	183	(70.1)	55	67	(18.6)
Rum	2,224	2,147	3.6	1,108	1,199	(7.6)
Cane Spirits	217	245	(11.3)	127	120	6.6
Fortified citrus wine, in gallons	5,323	5,028	5.9	2,569	2,485	3.4
Premium branded spirits, in cases	342	227	50.8	141	118	19.5
Bottling operations, in cases	1,412	1,441	(2.0)	752	898	(16.2)
Vinegar
Bulk, in 100 grain gallons	2,619	2,702	(3.1)	1,255	1,463	(14.2)
Cases	217	271	(20.1)	100	117	(14.6)
Drums, in 100 grain gallons	650	773	(15.9)	404	388	4.3
Cooking Wine
Bulk, in gallons	1,427	2,178	(34.5)	528	1,025	(48.5)
Cases	366	350	4.4	151	166	(9.6)

Six months ended March 31, 2004 compared to six months ended March 31, 2003.  Unless otherwise noted, references to 2004 represent the six-month period ended March 31, 2004 and references to 2003 represent the six-month period ended March 31, 2003.

Net Sales. Net sales were $44.5 million in 2004, an increase of 4.0% from net sales of $42.8 million in 2003.

Net sales of bulk alcohol products were $17.1 million in 2004, a decrease of 2.3% from net sales of $17.5 million in 2003.  The decrease resulted primarily from decreased shipments of citrus brandy, citrus spirits and cane spirits offset by increased shipments of rum and fortified wine.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2003, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales did not reoccur in 2004.

Net sales of premium branded spirits were $11.5 million in 2004, an increase of 32.1% from net sales of $8.7 million in 2003.  During fiscal 2002, the Company had introduced a new line of Cruzan products in the ready-to-drink category.  During fiscal 2003, due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Estate Rums and Cruzan Flavored Rums.  In connection with management’s decision to exit the ready-to-drink product category, during the fourth quarter of fiscal 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of the Company’s remaining inventory of ready-to-drink products.  In 2004, net sales of premium branded spirits included $0.7 million of Cruzan ready-to-drink products sold to this trading company.  These sales represented the final sales of inventories of such products.  Excluding Cruzan ready-to-drink product sales, net sales of premium branded spirits were $10.8 million in 2004, an increase of 24.1% from net sales of $8.7 million in 2003, as the premium branded spirits segment continued its double-digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 12.6% in 2004 compared to 2003.  The rate of growth for Cruzan Estate Rums and Cruzan Flavored Rums is less than previous periods due to a larger comparative base number and the increased competition discussed below.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $17.0 million in fiscal 2003.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Recently, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management has significantly increased its marketing budget for fiscal 2004.  Management believes that by increasing its marketing budget and maintaining its focus on the Cruzan brand, sales of Cruzan Estate Rums and Cruzan Flavored Rums will continue their double-digit growth for fiscal 2004.

Net sales of the Company’s bottling operations were $5.5 million in 2004, a decrease of 13.5% from net sales of $6.4 million in 2003.  While the unit volume of the Company’s bottling operations has decreased by only 2.0% in 2004 as a result of business with new contract bottling customers, average unit prices declined as a result of a change in customer mix.  During the first quarter of fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this customer were approximately $1.6 million and 124,277 cases for the year ended September 30, 2003, or approximately 11.0% of bottling operations net sales and 3.3% of bottling operations volume.  Net sales to this customer during 2003 were approximately $1.5 million and 120,615 cases.  Also during 2004, excise taxes decreased $3.0 million compared to 2003.  The decrease in sales to this private label bottling customer during 2004 accounted for approximately $2.9 million of the $3.0 million decrease in excise taxes. Management believes that the loss of this low margin business will not have a material effect on the Company’s consolidated results of operations or financial position.  During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead.  Although the Company continues to consolidate its bottling operations, bottling operations volume has not met expectations, which caused a loss in bottling operations.  The Company is placing a renewed emphasis on the sales effort in this segment of its business and believes it will see improvement in future quarters.

Net sales of vinegar and cooking wine were $10.3 million in 2004, an increase of 1.6% from net sales of $10.1 million in 2003.

Gross Profit. Gross profit was $15.0 million in 2004, an increase of 11.9% from gross profit of $13.4 million in 2003.  During 2004, bulk alcohol gross profit increased as a result of increased shipments of rum and fortified wine; premium branded spirits gross profit increased with sales; bottling operations gross profit increased due to new business with contract bottling customers; and vinegar and cooking wine gross profit decreased due to higher material cost.  Gross margin increased to 33.7% in 2004 from 31.3% in 2003 as a result of changes in product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.7 million in 2004, an increase of 14.6% from $11.1 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  Also during 2004, the Company’s Compensation and Stock Option Committee approved a new Supplemental Employee Retirement Plan for certain key executives of the Company.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to expense.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.

	Six Months Ended March 31,
	2004	2003	% Change
	(In thousands)
Bulk Alcohol Products	$6,191	$5,773	7.2
Premium Branded Spirits	(1,887)	(746)	—
Bottling Operations	(1,722)	(1,737)	—
Vinegar and Cooking Wine	1,624	2,052	(20.8)
Corporate Operations	(1,930)	(3,041)	—
	$2,276	$2,301	(1.1)

As a result of the above factors, operating income was $2.28 million in 2004, a decrease of 1.1% from operating income of $2.3 million in 2003.

The Company’s premium branded spirits segment experienced operating losses of $1.9 million in 2004 and $0.8 million in 2003.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $1.7 million in 2004 and 2003. During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead.  Although the Company continues to consolidate its bottling operations, bottling operations volume has not met expectations, which caused a loss in bottling operations.  The Company is placing a renewed emphasis on the sales effort in this segment of its business and believes it will see improvement in future quarters.

Interest Expense. Interest expense was $1.4 million in 2004 and $1.6 million in 2003.  The Company’s borrowing rates and average borrowings were lower in 2004 compared to 2003.

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

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt will continue to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491, which was paid in October 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt is also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during 2003 for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)

Charged to expense	$1,503,925

Income Tax Expense. During 2004 and 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.1 million in each period.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

Three months ended March 31, 2004 compared to three months ended March 31, 2003.  Unless otherwise noted, references to 2004 represent the three-month period ended March 31, 2004 and references to 2003 represent the three-month period ended March 31, 2003.

Net Sales. Net sales were $22.0 million in 2004, an increase of 1.0% from net sales of $21.8 million in 2003.

Net sales of bulk alcohol products were $8.5 million in 2004, a decrease of 3.3% from net sales of $8.8 million in 2003.  The decrease resulted primarily from decreased shipments of citrus brandy, citrus spirits and rum spirits offset by increased shipments of cane spirits and fortified citrus wine.  The decrease in citrus brandy, citrus spirits and rum spirits was due in part to the timing of customer orders.

Net sales of premium branded spirits were $5.7 million in 2004, an increase of 25.7% from net sales of $4.5 million in 2003.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 23.4% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $17.0 million in fiscal 2003.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Recently, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which has negatively impacted the level of sales growth of Cruzan Flavored Rums. Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management has significantly increased its marketing budget for fiscal 2004.  Management believes that by increasing its marketing budget and maintaining its focus on the Cruzan brand, sales of Cruzan Estate Rums and Cruzan Flavored Rums will continue their double-digit growth for fiscal 2004.

Net sales of the Company’s bottling operations were $2.9 million in 2004, a decrease of 19.8% from net sales of $3.6 million in 2003.  During fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this customer were approximately $1.6 million and 124,277 cases for the year ended September 30, 2003, or approximately 11.0% of bottling operations net sales and 3.3% of bottling operations volume.  Net sales to this customer during 2003 were approximately $0.7 million and 62,949 cases.  Also during 2004, excise taxes decreased $0.9 million compared to 2003.  The decrease in sales to this private label bottling customer during 2004 accounted for approximately $1.3 million of the $0.9 million net decrease in excise taxes. Management believes that the loss of this low margin business will not have a material effect on the Company’s consolidated results of operations or financial position.  During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead.  Although the Company continues to consolidate its bottling operations, bottling operations volume has not met expectations, which caused a loss in bottling operations.  The Company is placing a renewed emphasis on the sales effort in this segment of its business and believes it will see improvement in future quarters.

Net sales of vinegar and cooking wine were $4.95 million in 2004, an increase of 1.2% from net sales of $4.89 million in 2003.

Gross Profit. Gross profit was $7.81 million in 2004, an increase of 0.5% from gross profit of $7.8 million in 2003.  Gross margin was 35.6% in 2004 compared to 35.8% in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.5 million in 2004, an increase of 15.7% from $5.6 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  Also during 2004, the Company’s Compensation and Stock Option  Committee approved a new Supplemental Employee Retirement Plan for certain key executives of the Company.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to expense.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.

	Three months ended March 31,
	2004	2003	% Change
	(In thousands)
Bulk Alcohol Products	$3,454	$3,676	(6.1)
Premium Branded Spirits	(1,191)	(333)	—
Bottling Operations	(742)	(455)	—
Vinegar and Cooking Wine	758	880	(13.9)
Corporate Operations and Other	(888)	(1,542)	—
	$1,391	$2,226	(37.5)

As a result of the above factors, operating income was $1.4 million in 2004, a decrease of 37.5% from operating income of $2.2 million in 2003.

The Company’s premium branded spirits segment experienced operating losses of $1.2 million in 2004 and $0.3 million in 2003.  The operating loss reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $0.7 million in 2004 compared to operating loss of $0.5 million in 2003.  During the third quarter of fiscal 2003, management began to implement a plan to consolidate the Company’s bottling operations to increase efficiencies and reduce overhead.  Although the Company continues to consolidate its bottling operations, bottling operations volume has not met expectations, which caused a loss in bottling operations.  The Company is placing a renewed emphasis on the sales effort in this segment of its business and believes it will see improvement in future quarters.

Interest Expense. Interest expense was $0.7 million in 2004 and $0.9 million in 2003.  The Company’s borrowing rates and average borrowings were lower in 2004 compared to 2003.

Income Tax Expense. During 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.5 million.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

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

Operating Activities

Net cash provided by operating activities in 2004 was $2.0 million, which resulted from $4.8 million in net income adjusted for noncash items, and $2.8 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2004 was $1.0 million, which resulted primarily from $2.6 million of capital expenditures, offset by proceeds from the sale of property and equipment, collections on notes receivable and redemptions of short-term investments.

Net cash used in financing activities in 2004 was $14.8 million, which resulted primarily from payments of $2.1 million of long-term debt and $13.0 million in payments on the Company’s line of credit.

The Company’s revolving credit facility, which expires in October 2004, provides for maximum borrowings of $15 million.  Borrowings under this facility were $6.0 million at March 31, 2004.  The Company is actively discussing alternatives with its current and other lenders to refinance this facility prior to its scheduled expiration (see Note 3 to the consolidated financial statements).

The Company’s bank debt was $36.0 million as of March 31, 2004, and its ratio of total debt to equity was 0.74 to 1.

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

Corporate Governance

The Company has adopted the Todhunter International, Inc. Code of Business Conduct and Ethics (the “code of conduct”), applicable to all officers, directors and employees, and the Todhunter International, Inc. Code of Ethics (the “code of ethics”), applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers.  Both the code of conduct and the code of ethics are publicly available on our Web site at http://www.todhunter.com.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  As of March 31, 2004, there have been no material changes for the information provided therein.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, the United States Virgin Islands Department of Public Works, Virgin Islands Rum Industries, Ltd. (“VIRIL”), the Company’s wholly-owned subsidiary, and Cruzan Divers, Inc. (VIRIL’s contractor) each received a Request for Information (the “I-R”), dated June 30, 2003, from the Environmental Protection Agency (the “EPA”) concerning the construction, in the spring of 2002, of an effluent outfall line on the south shore of St. Croix.  The I-R, which was issued pursuant to Section 308 of the Federal Water Pollution Control Act, 33 U.S.C. 1251, et seq. (the “FWPCA”), stated that the EPA was investigating whether the construction and installation of the outfall line constituted a violation of Section 404 of the FWPCA.  On March 1, 2004, VIRIL received notice from the EPA that it had decided not to undertake enforcement action against VIRIL under Section 404 for the subject work and referred VIRIL to the U.S. Army Corps of Engineers regarding the final disposition of the regulatory status of the outfall line construction under Section 10 of the Rivers and Harbors Act of 1899, as amended.  On March 9, 2004, VIRIL contacted the U.S. Army Corps of Engineers regarding final disposition but has yet to receive a reply.

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  None of these routine legal proceedings are material.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on March 16, 2004, in West Palm Beach, Florida, for the purpose of electing three Class III directors to hold office for a term of three years electing one Class II director to hold office for a term of two years, and approving the Company’s 2004 Stock Option Plan.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations.

Election of Directors

All of management’s nominees for election as directors as listed in the proxy statement were elected.  The results of the election were as follows:

Name	Class	For	Withheld	Abstentions and Broker Non-Votes
Jay S. Maltby	III	4,398,822	546,361	0
Edward F. McDonnell	III	4,383,022	562,161	0
D. Chris Mitchell	III	4,398,822	546,361	0
Michael E. Carballo	III	4,398,822	546,361	0

Following the annual meeting, Donald L. Kasun and Thomas A. Valdes continue to serve as Class I directors with terms expiring at the 2005 annual meeting and Joseph R. Cook and Leonard G. Rogers continue to serve as Class II directors with terms expiring at the 2006 annual meeting.

Approval of the Company’s 2004 Stock Option Plan

For	Against	Not Voted	Abstain
3,842,166	578,789	523,728	500

Item 6.  Exhibits and Reports on Form 8-K

10.22(c)

Lenders’ Consent and Modification of Credit Agreement, dated March 31, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and Suntrust Bank (3)

10.30	Todhunter International, Inc. 2004 Stock Option Plan (2)
10.31	Salary Continuation Plan Agreement, dated as of February 20, 2004, between Jay S. Maltby and Todhunter International, Inc. (3) +
10.32	Salary Continuation Plan Agreement, dated as of February 20, 2004, between Thomas A. Valdes and Todhunter International, Inc. (3) +
10.33	Salary Continuation Plan Agreement, dated as of February 20, 2004, between Ezra Shashoua and Todhunter International, Inc. (3) +
10.34	Salary Continuation Plan Agreement, dated as of February 20, 2004, between D. Chris Mitchell and Todhunter International, Inc. (3) +
10.35	Salary Continuation Plan Agreement, dated as of February 20, 2004, between Chester Brandes and Todhunter International, Inc. (3) +
10.36	Salary Continuation Plan Agreement, dated as of February 20, 2004, between William McGough and Todhunter International, Inc. (3) +
10.37	Salary Continuation Plan Agreement, dated as of February 20, 2004, between Ousik Yu and Todhunter International, Inc. (3) +
10.38	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between Jay S. Maltby and Todhunter International, Inc. (3) +
10.39	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between Thomas A. Valdes and Todhunter International, Inc. (3) +
10.40	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between Ezra Shashoua and Todhunter International, Inc. (3) +
10.41	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between D. Chris Mitchell and Todhunter International, Inc. (3) +
10.42	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between Chester Brandes and Todhunter International, Inc. (3) +
10.43	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between William McGough and Todhunter International, Inc. (3) +
10.44	Endorsement Split-Dollar Agreement, dated as of February 20, 2004, between Ousik Yu and Todhunter International, Inc. (3) +
11.1	Statement of Computation of Per Share Earnings (1)
20.1	Earnings press release for the three— and six-month periods ended March 31, 2004 (3)
21.1	Subsidiaries of Todhunter International, Inc. (3)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (3)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (3)

32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (3)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (3)

+                                         Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(1)                                  Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(2)                                  Incorporated herein by reference to the Company’s Supplemental Materials to be included with the Company’s Proxy Statement on Form 14A/A, filed with the Securities and Exchange Commission on February 24, 2004.

(3)                                  Filed herewith.

(b)          Reports on Form 8-K

During the second quarter of fiscal 2004, the Company filed the following current report on Form 8-K:

(1)          Form 8-K dated March 16, 2004.  This Form 8-K reported information under Item 5 (Other Events and required FD Disclosure).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: May 12, 2004	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer