Form 10-Q
period 2004-06-30
TODHUNTER INTERNATIONAL INC
filed 2004-08-13
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐                  No ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of August 12, 2004 was 6,338,519.

TODHUNTER INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,148,713	$14,918,605
Short-term investments	215,415	1,819,016
Trade receivables	16,303,998	15,867,079
Other receivables	1,369,861	2,879,334
Inventories	31,651,439	28,664,895
Notes receivable, current maturities	662,304	647,782
Deferred income taxes	1,444,000	2,224,000
Other current assets	5,406,666	3,895,977
Total current assets	59,202,396	70,916,688

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	2,305,616	1,879,623
Notes receivable from affiliates, less current maturities	3,684,015	3,714,346
Notes receivable, less current maturities	435,522	506,422
	6,425,153	6,100,391

PROPERTY AND EQUIPMENT	95,523,528	92,182,294
Less accumulated depreciation	55,712,025	52,125,682
	39,811,503	40,056,612

GOODWILL	20,524,404	20,524,404
AMORTIZED INTANGIBLE ASSETS	804,697	834,850
OTHER ASSETS	1,221,290	866,128
	$127,989,443	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

	June 30, 2004	September 30, 2003
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	8,145,365	6,288,431
Accrued expenses	1,480,743	3,837,745
Total current liabilities	13,626,108	14,126,176

LONG-TERM DEBT, less current maturities	25,463,312	47,315,617

DEFERRED INCOME TAXES	5,334,500	5,243,000

OTHER LIABILITIES	1,069,697	2,002,761
	45,493,617	68,687,554

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 6,437,719 shares June 30, 2004, and 5,686,434 shares September 30, 2003	64,377	56,864
Additional paid-in capital	28,934,890	18,803,404
Retained earnings	54,234,339	52,489,031
	83,233,606	71,349,299
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	82,495,826	70,611,519
	$127,989,443	$139,299,073

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Sales	$88,954,982	$88,646,677	$32,537,957	$30,924,864
Less excise taxes	18,988,128	22,769,722	7,052,598	7,837,133
Net sales	69,966,854	65,876,955	25,485,359	23,087,731

Cost of goods sold	47,611,349	44,423,842	18,109,695	15,022,995
Gross profit	22,355,505	21,453,113	7,375,664	8,064,736

Selling, general and administrative expenses	21,593,343	17,392,479	8,889,050	6,305,257
Operating income (loss)	762,162	4,060,634	(1,513,386)	1,759,479

Other income (expense):
Interest income	433,395	570,479	73,164	227,759
Interest expense	(1,958,351)	(2,583,583)	(551,933)	(985,150)
Equity in income of equity investees	425,993	325,970	76,370	76,565
Other, net	404,681	(1,363,999)	111,110	94,622
	(694,282)	(3,051,133)	(291,289)	(586,204)

Income (loss) before income taxes	67,880	1,009,501	(1,804,675)	1,173,275

Income tax expense (benefit):
Current	(2,548,928)	(928,041)	(1,848,169)	(883,657)
Deferred	871,500	109,500	268,000	164,500
	(1,677,428)	(818,541)	(1,580,169)	(719,157)

Net Income (loss)	$1,745,308	$1,828,042	$(224,506)	$1,892,432

Earnings (loss) per common share:
Basic	$0.31	$0.33	$(0.04)	$0.34
Diluted	$0.30	$0.32	$(0.04)	$0.34

Common shares and equivalents outstanding:
Basic	5,620,427	5,572,608	5,647,782	5,574,322
Diluted	5,737,336	5,639,825	5,647,782	5,647,923

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,745,308	$1,828,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,966,232	4,015,637
Amortization	30,150	30,150
(Gain) loss on sale of property and equipment	(267,997)	65,583
Equity in income of equity investees	(425,993)	(325,970)
Deferred income taxes	871,500	109,500

Changes in assets and liabilities:
(Increase) decrease in:
Receivables	1,072,554	(216,167)
Inventories	(2,986,544)	(4,588,038)
Other current assets	(1,510,689)	589,848
Increase (decrease) in:
Accounts payable	1,856,934	3,897,756
Accrued expenses	(2,357,002)	(181,611)
Other liabilities	(933,064)	421,878
Net cash provided by operating activities	1,061,389	5,646,608

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	503,591	60,152
Principal payments received on notes receivable	86,709	92,046
Purchase of property and equipment	(3,956,717)	(2,763,400)
Purchase of short-term investments	—	(103,603)
Disbursements for notes receivable	—	(506,000)
Redemption of short-term investments	1,603,601	98,000
Investments in subsidiaries	—	24,182
(Increase) decrease in other assets	(287,659)	794,589
Net cash used in investing activities	$(2,050,475)	$(2,304,034)

	Nine Months Ended June 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	$(18,750,000)	$50,000
Issuance of common stock, net of transaction costs	10,138,999	32,500
Disbursements for loan costs	(67,500)	—
Principal payments on long-term borrowings	(3,102,305)	(3,166,803)
Net cash used in financing activities	(11,780,806)	(3,084,303)

Net increase (decrease) in cash and cash equivalents	(12,769,892)	258,271

Cash and cash equivalents:
Beginning	14,918,605	13,946,736
Ending	$2,148,713	$14,205,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for:
Interest	$1,987,668	$2,580,428
Income taxes	$(1,339,140)	$(595,939)

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except for the retirement of the Executive Officer (see Note 7), necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Aggregate amortization expenses were $30,150 for the nine months ended June 30, 2004 and 2003, and $10,050 for the three months ended June 30, 2004 and 2003.

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

If the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts show below:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$1,745,308	$1,828,042	$(224,506)	$1,892,432
Compensation costs, net of income taxes	42,034	126,103	—	42,034
Net income (loss), pro forma	1,703,274	1,701,939	(224,506)	1,850,398
Earnings (loss) per common share, as reported
Basic	0.31	0.33	(0.04)	0.34
Diluted	0.30	0.32	(0.04)	0.34
Earnings (loss) per common share, pro forma
Basic	0.31	0.30	(0.04)	0.33
Diluted	0.30	0.30	(0.04)	0.33

Note 2.   Inventories

The major components of inventories are:

	June 30, 2004	September 30, 2003
	(Unaudited)

Finished goods	$19,147,731	$15,588,106
Work in process	2,395,467	3,380,434
Raw materials and supplies	10,108,241	9,696,355

	$31,651,439	$28,664,895

Note 3.   Financing Arrangements

Long-term debt consists of the following as of June 30, 2004:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2004 was 4.34%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due September 30, 2006.	$29,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at June 30, 2004 was 3.60%. The revolving line of credit terminates in September 2006.	250,000

Other	213,312
29,463,312
Less current maturities	4,000,000
$25,463,312

(i)    In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  During March 2004, the credit agreement was amended to reduce the revolving loan facility to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loans to be the same as the term loans, September 2006.  The credit agreement is collateralized principally by all assets located in the United States of America.  Under the credit agreement, the Company has certain limitations in its ability to pay dividends to stockholders.  Also, the Company is required to maintain certain financial covenants under the credit agreement.

(ii)   In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits, as defined in the agreement.

Note 4.   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$1,745,308	$1,828,042	$(224,506)	$1,892,432
Determination of shares:
Weighted average number of common shares outstanding	5,620,427	5,572,608	5,647,782	5,574,322
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	116,909	67,217	— *	73,601
Average common shares outstanding for diluted earnings per share computation	5,737,336	5,639,825	5,647,782	5,647,923

Earnings (loss) per common share:
Basic	$0.31	$0.33	$(0.04)	$0.34
Diluted	$0.30	$0.32	$(0.04)	$0.34

*      The effect of stock options have not been included for the three months ended June 30, 2004, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.19 and $0.06 for the nine and three months ended June 30, 2004, respectively, and $0.15 and $0.06 for the nine and three months ended June 30, 2003, respectively.

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

Net sales, operating income (loss), depreciation and amortization, and capital expenditures for the Company’s reportable segments for the nine and three months ended June 30, 2004 and 2003, and identifiable assets as of June 30, 2004 and 2003, were as follows:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$27,024	$26,276	$9,898	$8,749
Premium Branded Spirits	18,708	13,521	7,184	4,796
Bottling Operations	8,799	10,953	3,252	4,542
Vinegar and Cooking Wine	15,436	15,127	5,151	5,001
	$69,967	$65,877	$25,485	$23,088

Operating Income (Loss)
Bulk Alcohol Products	$8,386	$8,673	$2,195	$2,900
Premium Branded Spirits	(4,669)	(1,290)	(2,781)	(544)
Bottling Operations	(2,445)	(1,450)	(723)	287
Vinegar and Cooking Wine	2,539	2,947	915	895
Corporate Operations and Other	(3,049)	(4,819)	(1,119)	(1,779)
	$762	$4,061	$(1,513)	$1,759
Depreciation and Amortization
Bulk Alcohol Products	$2,281	$2,424	$707	$815
Premium Branded Spirits	88	72	33	22
Bottling Operations	1,196	1,099	390	401
Vinegar and Cooking Wine	356	362	119	120
Corporate Operations and Other	75	89	25	30
	$3,996	$4,046	$1,274	$1,388

Capital Expenditures
Bulk Alcohol Products	$2,079	$1,370	$599	$298
Premium Branded Spirits	221	71	41	55
Bottling Operations	1,611	1,178	708	171
Vinegar and Cooking Wine	41	68	22	34
Corporate Operations and Other	5	76	—	65
	$3,957	$2,763	$1,370	$623

Identifiable Assets
Bulk Alcohol Products	$64,395	$76,132
Premium Branded Spirits	8,033	7,673
Bottling Operations	25,760	25,150
Vinegar and Cooking Wine	19,730	19,753
Corporate Operations and Other	10,071	12,380
	$127,989	$141,088

Net sales and operating income (loss) for the nine and three months ended June 30, 2004 and 2003 and identifiable assets as of June 30, 2004 and 2003, classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
		(in thousands)
Nine Months Ended

June 30, 2004:
Net sales	$60,718	$9,249	$69,967
Operating income (loss)	(2,203)	2,965	762
Identifiable assets	97,450	30,539	127,989

June 30, 2003:
Net sales	$57,561	$8,316	$65,877
Operating income	1,603	2,458	4,061
Identifiable assets	96,023	45,065	141,088

Three Months Ended

June 30, 2004:
Net sales	$21,970	$3,515	$25,485
Operating income (loss)	(2,578)	1,245	(1,513)

June 30, 2003:
Net sales	$20,078	$3,010	$23,088
Operating income	614	1,145	1,759

Included in net sales for the United States are export sales, primarily to Europe, Canada and the Caribbean, totaling approximately $6,776,000 and $2,750,000 for the nine and three months ended June 30, 2004, respectively, and $6,203,000 and $2,506,000 for the nine and three months ended June 30, 2003, respectively.

Note 6.  Supplemental Employee Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental employee retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of Financial Accounting Standard 132.  The net periodic benefit cost for the nine and three months ended June 30, 2004 and 2003, was as follows:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Amortization of prior service cost	$88,055	$—	$66,041	$—
Interest cost	5,283	—	3,962	—
Total net periodic benefit cost	$93,338	$—	$70,003	$—

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

Note 8.  Issuance of Common Stock

During June 2004, the Company and Angostura Limited completed a transaction whereby Angostura Limited agreed to invest $10 million in the Company in exchange for 714,285 shares of common stock, which equates to an equity issue price of $14.00 per share.  The transaction was approved by the Board of Directors after having been determined to be fair to the public stockholders of the Company by the Special Committee of Independent Directors of the Company.  In addition, Angostura Limited reimbursed one-half of the Company’s expenses in connection with this transaction.  As a result of this transaction, Angostura Limited’s ownership of the Company’s stock increased from 64% to 68%.

Note 9.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $7.0 million and $4.0 million for the nine and three months ended June 30, 2004, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and as a receivable included in other current assets on the Company’s consolidated balance sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “Forward-Looking Statements,” as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the Forward-Looking Statements:  business conditions in certain market segments and industries and the general economy; competitive factors, including increased competition and price pressures; availability of third-party component products at reasonable prices; increased excise taxes; foreign currency exposure; changes in product mix between and among product lines; lower than expected customer orders and quarterly seasonal fluctuations of those orders; and product shipment interruptions.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003, (ii) consolidated results of operations of the Company for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Results of Operations

The following table sets forth statement of income items as a percentage of net sales.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0	67.4	71.1	65.1
Gross margin	32.0	32.6	28.9	34.9
Selling, general and administrative expenses	30.9	26.4	34.8	27.3
Operating income (loss)	1.1	6.2	(5.9)	7.6
Interest expense	(2.8)	(3.9)	(2.2)	(4.3)
Other income (expense), net	1.8	(0.8)	1.0	1.8
Income (loss) before income taxes	0.1	1.5	(7.1)	5.1
Income tax benefit	2.4	1.3	6.2	3.1
Net income (loss)	2.5%	2.8%	(0.9)%	8.2%

The following table provides information on net sales of certain Company products.

	Nine Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)

Bulk Alcohol Products	$27,024	$26,276	2.8	$9,898	$8,749	13.1
Premium Branded Spirits	18,708	13,521	38.4	7,184	4,796	49.8
Bottling Operations	8,799	10,953	(19.7)	3,252	4,542	(28.4)
Vinegar and Cooking Wine	15,436	15,127	2.0	5,151	5,001	3.0
	$69,967	$65,877	6.2	$25,485	$23,088	10.4

The following table provides unit sales volume data for certain Company products.

	Nine Months Ended June 30,			Three Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	992	1,131	(12.2)	354	260	36.4
Citrus Spirits	110	238	(54.0)	55	55	(0.1)
Rum	3,575	3,323	7.6	1,351	1,176	14.9
Cane Spirits	359	389	(7.9)	142	144	(2.0)
Fortified wine, in gallons	8,404	7,559	11.2	3,081	2,531	21.7
Premium branded spirits, in cases	517	360	43.4	175	133	30.8
Bottling operations, in cases	2,289	2,876	(20.4)	878	1,435	(38.8)
Vinegar
Bulk, in 100 grain gallons	3,912	4,290	(8.8)	1,293	1,588	(18.6)
Cases	364	396	(8.1)	147	125	18.0
Drums, in 100 grain gallons	1,193	1,162	2.7	543	389	39.8
Cooking Wine
Bulk, in gallons	2,017	3,226	(37.5)	590	1,048	(43.7)
Cases	500	476	5.2	135	126	7.3

Nine months ended June 30, 2004 compared to nine months ended June 30, 2003.  Unless otherwise noted, references to 2004 represent the nine-month period ended June 30, 2004 and references to 2003 represent the nine-month period ended June 30, 2003.

Net Sales. Net sales were $70.0 million in 2004, an increase of 6.2% from net sales of $65.9 million in 2003.

Net sales of bulk alcohol products were $27.0 million in 2004, an increase of 2.8% from net sales of $26.3 million in 2003.  The increase resulted primarily from increased shipments of rum and fortified wine offset by decreased shipments of citrus brandy, citrus spirits and cane spirits.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2003, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales did not reoccur in 2004.

Net sales of premium branded spirits were $18.7 million in 2004, an increase of 38.4% from net sales of $13.5 million in 2003.  During fiscal 2002, the Company had introduced a new line of Cruzan products in the ready-to-drink category.  During fiscal 2003, due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Estate Rums and Cruzan Flavored Rums.  In connection with management’s decision to exit the ready-to-drink product category, during the fourth quarter of fiscal 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of the Company’s remaining inventory of ready-to-drink products.  In 2004, net sales of premium branded spirits included $0.7 million of Cruzan ready-to-drink products sold to this trading company.  These sales represented the final sales of inventories of such products.  Excluding Cruzan ready-to-drink product sales, net sales of premium branded spirits were $18.0 million in 2004, an increase of 33.2% from net sales of $13.5 million in 2003, as the premium branded spirits segment continued its double-digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 25.7% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $17.0 million in fiscal 2003.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Recently, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management has significantly increased its marketing budget for fiscal 2004, causing a current increase in the operating loss for this business segment.  Management believes that by increasing its marketing budget and maintaining its focus on the Cruzan brand, sales of Cruzan Estate Rums and Cruzan Flavored Rums will continue their double-digit growth for fiscal 2004.

Net sales of the Company’s bottling operations were $8.8 million in 2004, a decrease of 19.7% from net sales of $11.0 million in 2003.  During the first quarter of fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this private label bottling customer were approximately $2.5 million and 193,719 cases for the year ended September 30, 2003, or approximately 17.6% of bottling operations net sales and 5.2% of bottling operations volume.  Net sales to this customer during 2003 were approximately $2.1 million and 176,114 cases.  Also during 2004, excise taxes decreased $3.8 million compared to 2003, primarily due to the decrease in sales to this private label bottling customer.  Management believes that the loss of this low margin business will not have a material effect on the Company’s consolidated results of operations or financial position.  Sales in the Company’s bottling operations also continued to decline as a result of a contraction in the ready-to-drink product category, for which the Company is a major contract bottler.  Responding to this decline, in July 2004 the Company completed the consolidation of its bottling operations to reduce overhead.  However, bottling operations volume has not met even the Company’s reduced expectations for this year, which has caused a continuing loss in this segment.  The Company is placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  Additional sales, coupled with savings to be realized from the consolidation, are expected to reverse this loss trend in future quarters.

Net sales of vinegar and cooking wine were $15.4 million in 2004, an increase of 2.0% from net sales of $15.1 million in 2003.

Gross Profit. Gross profit was $22.4 million in 2004, an increase of 4.2% from gross profit of $21.5 million in 2003.  During 2004, bulk alcohol gross profit increased as a result of increased shipments of rum and fortified wine; premium branded spirits gross profit increased with sales; bottling operations gross profit decreased with sales; and vinegar and cooking wine gross profit decreased due to higher material cost.  Gross margin was 32.0% in 2004 and 32.6% in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.6 million in 2004, an increase of 24.2% from $17.4 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  Also during 2004, the Company’s Compensation and Stock Option Committee approved a new Supplemental Employee Retirement Plan for certain key executives of the Company.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to expense.

Results of Operations (Continued)

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.

	Nine Months Ended June 30,
	2004	2003	% Change
	(In thousands)
Bulk Alcohol Products	$8,386	$8,673	(3.3)
Premium Branded Spirits	(4,669)	(1,290)	—
Bottling Operations	(2,445)	(1,450)	—
Vinegar and Cooking Wine	2,539	2,947	(13.9)
Corporate Operations	(3,049)	(4,819)	—
	$762	$4,061	(81.2)

As a result of the above factors, operating income was $0.8 million in 2004, a decrease of 81.2% from operating income of $4.1 million in 2003.

The Company’s premium branded spirits segment experienced operating losses of $4.7 million in 2004 and $1.3 million in 2003.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $2.4 million in 2004 and $1.5 million in 2003.

Interest Expense. Interest expense was $2.0 million in 2004 and $2.6 million in 2003.  The Company’s borrowing rates and average borrowings were lower in 2004 compared to 2003.

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

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt continued to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491, which was paid in October 2003, and a second bonus payment of $119,138 payable on or before August 31, 2004.  Among other benefits, Mr. Pincourt was also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of income and amounted to $1,503,925 before income taxes.

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

Income Tax Expense.  During 2004 and 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.7 million and $0.8 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

Three months ended June 30, 2004 compared to three months ended June 30, 2003.  Unless otherwise noted, references to 2004 represent the three-month period ended June 30, 2004 and references to 2003 represent the three-month period ended June 30, 2003.

Net Sales. Net sales were $25.5 million in 2004, an increase of 10.4% from net sales of $23.1 million in 2003.

Net sales of bulk alcohol products were $9.9 million in 2004, an increase of 13.1% from net sales of $8.7 million in 2003.  The increase resulted primarily from increased shipments of citrus brandy, rum and fortified wine offset by decreased shipments of citrus and cane spirits due to timing of customer orders.

Net sales of premium branded spirits were $7.2 million in 2004, an increase of 49.8% from net sales of $4.8 million in 2003.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 48.9% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $17.0 million in fiscal 2003.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Recently, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management has significantly increased its marketing budget for fiscal 2004, causing a current increase in the operating loss for this business segment.  Management believes that by increasing its marketing budget and maintaining its focus on the Cruzan brand, sales of Cruzan Estate Rums and Cruzan Flavored Rums will continue their double-digit growth for fiscal 2004.

Net sales of the Company’s bottling operations were $3.3 million in 2004, a decrease of 28.4% from net sales of $4.5 million in 2003.  During fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this private label bottling customer were approximately $2.5 million and 193,719 cases for the year ended September 30, 2003, or approximately 17.6% of bottling operations net sales and 5.2% of bottling operations volume.  Net sales to this customer during 2003 were approximately $0.6 million and 55,499 cases.  Also during 2004, excise taxes decreased $0.8 million compared to 2003, primarily due to the decrease in sales to this private label bottling customer.  Management believes that the loss of this low margin business will not have a material effect on the Company’s consolidated results of operations or financial position.  Sales in the Company’s bottling operations also continued to decline as a result of a contraction in the ready-to-drink product category, for which the Company is a major contract bottler.  Responding to this decline, in July 2004 the Company completed the consolidation of its bottling operations to reduce overhead.  However, bottling operations volume has not met even the Company’s reduced expectations for this year, which has caused a continuing loss in this segment.  The Company is placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  Additional sales, coupled with savings to be realized from the consolidation, are expected to reverse this loss trend in future quarters.

Net sales of vinegar and cooking wine were $5.2 million in 2004, an increase of 3.0% from net sales of $5.0 million in 2003.

Gross Profit. Gross profit was $7.4 million in 2004, a decrease of 8.5% from gross profit of $8.1 million in 2003.  Gross margin was 28.9% in 2004 compared to 34.9% in 2003.  Gross profit increases in premium branded spirits were offset by increased raw material costs in bulk alcohol products and decreased sales in bottling operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.9 million in 2004, an increase of 41.0% from $6.3 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses related to the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.

Operating Income.  The following table sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.

	Three Months Ended June 30,
	2004	2003	% Change
	(In thousands)
Bulk Alcohol Products	$2,195	$2,900	(24.3)
Premium Branded Spirits	(2,781)	(544)	—
Bottling Operations	(723)	287	—
Vinegar and Cooking Wine	915	895	2.2
Corporate Operations and Other	(1,119)	(1,779)	—
	$(1,513)	$1,759	—

As a result of the above factors, operating loss was $1.5 million in 2004, compared to operating income of $1.8 million in 2003.

The Company’s premium branded spirits segment experienced operating losses of $2.8 million in 2004 and $0.5 million in 2003.  The operating loss reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $0.7 million in 2004 compared to operating income of $0.3 million in 2003.

Interest Expense. Interest expense was $0.6 million in 2004 and $1.0 million in 2003.  The Company’s borrowing rates and average borrowings were lower in 2004 compared to 2003.

Income Tax Expense. During 2004 and 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.6 million and $0.7 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

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

Operating Activities

Net cash provided by operating activities in 2004 was $1.1 million, which resulted from $5.9 million in net income adjusted for noncash items, and $4.8 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2004 was $2.1 million, which resulted primarily from $4.0 million of capital expenditures, offset by proceeds from the sale of property and equipment, collections on notes receivable and redemptions of short-term investments.

Net cash used in financing activities in 2004 was $11.8 million, which resulted primarily from payments of $3.1 million of long-term debt and $18.8 million in payments on the Company’s line of credit, offset by $10.1 million from the issuance of common stock.

During June 2004, the Company and Angostura Limited completed a transaction whereby Angostura Limited agreed to invest $10 million in the Company in exchange for 714,285 shares of common stock, which equates to an equity issue price of $14.00 per share.  The transaction was approved by the Board of Directors after having been determined to be fair to the public stockholders of the Company by the Special Committee of Independent Directors of the Company.  In addition, Angostura Limited reimbursed one-half of the Company’s expenses in connection with this transaction.  As a result of this transaction, Angostura Limited’s ownership of the Company’s stock increased from 64% to 68%.  The Subscription Agreement for this transaction also provides that the Company will use its best efforts to complete a rights offering pursuant to a registration statement to be filed with the Securities and Exchange Commission.  The rights offering will allow each stockholder of the Company, other than Angostura Limited and its affiliates, to purchase such holder’s pro rata amount of the number of shares of the common stock of the Company that will permit the public stockholders in the aggregate to maintain the percentage stock ownership the public stockholders owned prior to the stock purchase by Angostura Limited.  It is expected that the number of shares available to be sold pursuant to the rights offering will be approximately 408,000 and the per share purchase price of the rights offering will be the lesser of $14.00 or the closing price on the American Stock Exchange two days prior to the effective date of the registration statement.  The Company expects to file the registration statement in August 2004.

The Company’s revolving credit facility provides for maximum borrowings of $15 million.  Borrowings under this facility were $250,000 at June 30, 2004.  During June 2004, the Company’s credit agreement was modified to extend the maturity date of the revolving loans to be the same as the term loans, September 2006.

The Company’s bank debt was $29.3 million as of June 30, 2004, and its ratio of total debt to equity was 0.55 to 1.

The Company has not paid dividends to stockholders since becoming a public company in 1992.  The Company intends to continue to retain earnings for use in its business and, therefore, does not anticipate declaring or paying cash dividends in this fiscal year.  Also, the Company is limited by the credit agreement in its ability to pay dividends to stockholders.  In addition to quarterly term loan principal payments required by the credit agreement, the Company may be required to make additional principal payments based on the results of the Company’s domestic operating profits, as defined in the credit agreement.

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

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date.  FIN 46 was effective July 1, 2003 to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.  Management believes this standard does not have a material effect on the Company’s consolidated financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  As of June 30, 2004, there have been no material changes for the information provided therein.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During June 2004, the Company and Angostura Limited completed a transaction whereby Angostura Limited agreed to invest $10 million in the Company in exchange for 714,285 shares of common stock, which equates to an equity issue price of $14.00 per share.  The transaction was approved by the Board of Directors after having been determined to be fair to the public stockholders of the Company by the Special Committee of Independent Directors of the Company.  In addition, Angostura Limited reimbursed one-half of the Company’s expenses in connection with this transaction.  As a result of this transaction, Angostura Limited’s ownership of the Company’s stock increased from 64% to 68%.

Item 6.  Exhibits and Reports on Form 8-K

10.22(d)	Modification of Credit Agreement, dated June 29, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, and Wachovia Bank, N.A. (2)
11.1	Statement of Computation of Per Share Earnings (1)
20.1	Earnings press release for the three— and nine-month periods ended June 30, 2004 (2)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (2)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (2)

(1)           Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(2)           Filed herewith.

(b)           Reports on Form 8-K

During the third quarter of fiscal 2004, the Company filed the following current report on Form 8-K:

(1)           Form 8-K dated June 9, 2004.  This Form 8-K reported information under Item 5 (Other Events and required FD Disclosure).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: August 13, 2004	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer