Form 10-K
period 2004-09-30
TODHUNTER INTERNATIONAL INC
filed 2004-12-21
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004	Commission File Number 1-13453

TODHUNTER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59–1284057
(State of Incorporation)	(IRS Employer Identification Number)

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL	33401
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 3, 2004 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date):  $23,760,862.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of December 3, 2004, was 6,338,519.

There were no shares of Preferred Stock outstanding as of December 3, 2004.

Documents Incorporated by Reference: Part III - Portions of the registrant’s definitive proxy statement to be filed within 120 days of the end of the registrant’s fiscal year in conjunction with the registrant’s 2005 annual stockholders’ meeting.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties, and other factors that may cause such a difference include, without limitation, those noted under “Risks That May Affect Future Results” beginning on page 21.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market share and industry data and rankings disclosed in this report have been obtained from industry and government publications, as indicated; the Company has not independently verified this information, although management believes such data and rankings to be reasonably accurate.  All references in this report to “Fiscal 2004,” “Fiscal 2003” and “Fiscal 2002” refer to the Company’s fiscal years ended September 30 of such year.

Dominant Supplier of Bulk Alcohol Products

Management believes that the Company is the largest supplier of bulk rum in the United States based on reports of U.S. Imports for Consumption prepared by the Department of Census and that the Company’s market share of bulk rum products in the United States is approximately 80%.  Management believes that the Company is the largest supplier of fortified citrus wine in the United States and is not aware of any other domestic suppliers of fortified citrus wine.  Management is aware of only one other United States manufacturer of citrus brandy and citrus spirits and believes that the Company’s market share for these products is approximately 85%.

Control By Angostura Limited

Angostura Limited (“Angostura”), a Trinidad-based distiller, has reported that, as of June 17, 2004, it beneficially owned 4,294,583 shares, representing 68%, of the Company’s outstanding Common Stock, $.01 par value per share (the “Common Stock”).

2004 Developments

•           During Fiscal 2004, the Company continued its strategy of growing its premium branded spirits segment and capitalizing on its position in the flavored rum category by expanding its sales force and significantly increasing its marketing budget, partly in response to increased competition from new product entries by the Company’s major rum spirits competitors, primarily Bacardi, Diageo, Allied Domecq and Pernod Ricard.  Fiscal 2004 was a milestone for the Company in that it was the first time that the Company executed a print media campaign directed towards consumers.  Fiscal 2004 was also the first year that the Company sponsored a celebrity entertainer, Kenny Chesney, to increase the brand awareness of Cruzan Rum.  Kenny Chesney was the Country Music Awards and American Music Awards “Entertainer of the Year” in 2004 and is the reigning Academy of Country Music top male vocalist of the year.  The Company signed a sponsorship contract with Kenny Chesney for an additional three years.  Management believes that the Company’s brand promotion strategies have been effective in increasing the sales growth of the Cruzan Rum brand by 24% during Fiscal 2004.

•              In July 2004, the Company completed the partial consolidation of its bottling operations to reduce overhead.  However, bottling operations volume has not met even the Company’s reduced expectations for 2004, which has caused a continuing loss in this segment.  The Company has been placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable production line bottling vinegar, cooking wine and juices.

•              In August and September 2004, the eyes of three major hurricanes struck within approximately thirty miles of all of the Company’s facilities in Central Florida.  Physical damage to the Company’s facilities of less than $100,000 occurred as a result of these hurricanes.  However, while difficult to quantify, disruptions to business caused by these hurricanes, including several days of plant shut-downs, prolonged loss of power, product shipment interruptions and increased labor costs, contributed to lost sales in the premium branded spirits segment, as well as to the additional costs in the bottling and vinegar and cooking wine segments.

•              In Fiscal 2004 the Company had a loss before income taxes of $4.6 million compared to income of $2.4 million in Fiscal 2003.  After income taxes the Company’s net loss was $0.9 million in Fiscal 2004 compared to net income of $3.4 million in Fiscal 2003.  This loss was primarily due to the increased marketing expenditures in our premium branded spirits segment, continuing losses in the Company’s bottling operations and, to a lesser extent, the hurricane disruptions the Company experienced in its fourth quarter.

•              During June 2004, the Company and Angostura completed a transaction whereby Angostura agreed to invest $10 million in the Company in exchange for 714,285 shares of common stock, which equates to an equity issue price of $14.00 per share.  The transaction was approved by the Board of Directors after having been determined to be fair to the public stockholders of the Company by a Special Committee of Independent Directors of the Company.  In addition, Angostura reimbursed one-half of the Company’s expenses in connection with this transaction.  As a result of this transaction, Angostura’s ownership of the Company’s stock increased from 64% to 68%.  The Subscription Agreement for this transaction also provided that the Company use its best efforts to complete a rights offering pursuant to a registration statement to be filed with the Securities and Exchange

Commission.  The rights offering is intended to allow each stockholder of the Company, other than Angostura and its affiliates, to purchase such holder’s approximate pro rata amount of the number of shares of the common stock of the Company that will permit the public stockholders in the aggregate to maintain the percentage stock ownership the public stockholders owned prior to the stock purchase by Angostura.  It is expected that the number of shares available to be sold pursuant to the rights offering will be approximately 408,000 and the per share purchase price of the rights offering will be the lesser of $14.00 or the closing price on the American Stock Exchange two days prior to the effective date of the registration statement.  The Company filed a preliminary registration statement on August 30, 2004.  After filing the registration statement, the Company determined that it would be in the best interests of the Company and its stockholders to complete the rights offering after the Company files this Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  The Company intends to complete the rights offering during the second quarter of fiscal 2005.

Business Segments

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its results in four operating segments and has unallocated corporate overhead:

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

Bulk Alcohol Products.  The Company produces and sells rum, citrus brandy, citrus spirits, cane spirits and fortified citrus wine in the United States and internationally.  The Company also purchases distilled products for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers.  The Company is the largest supplier of bulk rum, citrus brandy and fortified citrus wine in the United States.  The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports bulk alcohol products to approximately 20  foreign countries. The Company’s distilling operations produce a byproduct, which is sold as animal feed.

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

The Florida citrus harvest is generally during the months from November through June.  The majority of the Florida citrus harvest is processed as fresh fruit juice or juice concentrate.  A byproduct of citrus juice production is citrus molasses, which the Company uses as a raw material in its distilling operations to produce citrus brandy and spirits.  Due to the seasonal availability and short “shelf-life” of the citrus molasses raw material, the Company produces its estimated annual customer requirements during a seven month period, and therefore carries a higher than normal level of inventory in relation to sales during this seven month period.  Generally, the Company’s inventory levels increase during this seven month period and when the citrus harvest ends the Company supplies its customers with citrus brandy and spirits from inventory from July through October.

Premium Branded Spirits.  The Company manufactures, imports, exports, and markets a variety of premium branded spirits.  The Company’s premium branded spirits include Cruzan Estate Rums, Cruzan Flavored Rums, Hine Cognac, Conch Republic Rum, Ron Carlos Rum and Antioqueno Aquardiente. The Company’s primary spirits brand is Cruzan Rum, which is the fourth-largest premium rum brand in the United States according to statistics published by Impact Databank and Adams Liquor Handbook, two leading spirits industry publications.

The Company’s strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those  products  with international, national, and regional marketing  programs.  These programs are intended to extend consumer brand recognition and brand loyalty.

In the United States, the Company sells branded spirits either through wholesale distributors or directly to state governments in those states that control alcohol sales.  Typically, the Company does not have contracts with its distributors although some states have statutes that limit the Company’s ability to terminate distributor relationships.  Outside the United States, the Company typically distributes its products by selecting the best local distributor for its brands in each specific market. The Company’s principal export markets for Cruzan Rum are Canada, Central America, the Caribbean, Scandinavia, the Baltic States, Italy, France, the Philippines, Israel, New Zealand and the Global Duty Free Markets (40 countries).  The Company has a distribution agreement with V&S Vin and Sprit AB (“V&S”) that provides for joint marketing and for the distribution by V&S of Cruzan products in the international spirits market where the Company has not already established a distributor relationship.

The principal raw materials used in manufacturing and packaging Cruzan Rum are cane molasses, glass bottles, cartons, and oak barrels, which are used for storage and aging. Currently, none of these raw materials is in short supply, and there are adequate sources from which they may be obtained.  See discussion under “Raw Materials” for additional disclosures related to sourcing cane molasses and glass bottles.

The alcohol industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that the Company is one of the smaller branded spirit suppliers in the United States in terms of revenues, although Cruzan Rum has been recognized as one of the fastest growing brands in the United States and Global Duty Free Markets by Impact Magazine and Adams, two leading industry publications.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising and transportation of alcohol products.  Also, each state regulates advertising, promotion, transportation, sale, and distribution of such products.

There are no federal regulations that require minimum aging to be designated rum. However, due to the Company’s high quality standards, the Company ages its Cruzan Estate Rums for two to five years and certain of the Company’s super premium rums are aged up to twelve years. Due to the Company’s own aging requirements, production of Cruzan Estate Rums is scheduled to meet demand two to three years in the future.  Accordingly,  inventories  are  larger  in relation  to sales  and  total  assets  than  would  be  normal  for most  other businesses. Management expects to continue to increase the Company’s inventory of barrel aged rums to meet increased sales in the future.

Bottling Operations.  The Company’s bottling operations include contract bottling services and the production, bottling and marketing of distilled spirits under its own proprietary labels and under the private labels of retailers.  The Company’s primary bottling operations are located in Florida and primarily serve customers in the Southeastern United States.  The Company also produces and sells proprietary label products in the United States Virgin Islands.

Contract bottling products include distilled spirits, coolers, prepared cocktails and fruit juices.  The Company has two large contract bottling customers which accounted for 83% of the bottling operations case volume and 49% of bottling operations net sales for the year ended September 30, 2004.  One of these contracts is for three years, expiring December 2006, and the other contract is on a year-to-year basis.  Each contract provides for advance notification of annual production requirements, although there are no minimum volume requirements.

The Company’s proprietary and private label products include rum, gin, vodka, tequila, cordials and various whiskies.  The Company’s proprietary label products are marketed in the popular-price category of the distilled spirits market.  The Company has one large private label customer which accounted for approximately 4% of bottling operations case volume and 11% of bottling operations net sales for the year ended September 30, 2004.  Net sales from this customer are based on short-term arrangements that may terminate at any time. Although the Company does not have long-term contracts with its private label customers, management believes that its relations with its customers are good.

The Company sells its proprietary and private label spirits to distributors located primarily in the Southeastern United States.  The Company does not have contracts with distributors for its proprietary products.

Vinegar and Cooking Wine.  To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine.  The Company sells vinegar and cooking wine to over 700 condiment manufacturers, food service distributors and major retailers in the United States and Canada. The Company’s sales to retailers are made under the Company’s proprietary labels and retailers’ private labels.

The Company has three large vinegar and cooking wine customers which accounted for 32% of the net sales of vinegar and cooking wine for the year ended September 30, 2004.   Although the Company does not have long-term supply contracts with its vinegar and cooking wine customers, management believes that its relations with its customers are good and that the Company’s products are competitively priced.

Corporate Operations.  The Company’s executive offices are located in West Palm Beach, Florida and certain of the expenses of the Company’s executive offices are not allocated to the operating segments described above.  These expenses include salaries and related expenses, legal and professional fees, rent for office space, utilities and insurance.

Dependence on Major Customers

No single customer was responsible for more than 10% of the Company’s consolidated net sales during fiscal 2004.  The Company has five major customers in its bulk alcohol products segment, three major customers in its bottling operations segment, and three major customers in its vinegar and cooking wine segment, the loss of one or more of these major customers in any of these segments could have a material adverse effect on that segment.

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

Distilling.  The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to four days. Once fermented, the product has an average alcohol content of 9% by volume, which is increased to approximately 95% through distillation. The alcohol is further purified through rectifying columns which remove impurities. The finished product is stored in stainless steel tanks, except for rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities can produce, on a combined basis, up to 23 million gallons of distilled products per year.

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

Bottling.  The Lake Alfred and Auburndale plants both have automated, high-speed bottling lines capable of filling up to 600 12-ounce containers per minute. The Lake Alfred plant has two lines that are used primarily to bottle vinegar, cooking wine and juices, two lines that are used to bottle proprietary and private label products and one line to bottle premium branded spirits. In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable production line bottling vinegar, cooking wine and juices.  The Auburndale plant has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle proprietary and private label products and premium branded spirits. The Company’s warehouse storage areas can accommodate up to 1,000,000 cases. The Company’s plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year.  The Company distills and ages its own rum, but generally produces its other proprietary and private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product’s proof and then filters and bottles the finished product.  The Company’s bottling capacity is approximately 10 million cases per year.

Vinegar and Cooking Wine.  Vinegar is produced by converting alcohol into acetic acid. Several varieties of vinegar, including white distilled, red wine, white wine, corn, rice wine, malt, balsamic and apple cider, are produced at the Lake Alfred and Louisville facilities, which have a combined capacity of 10 million grain gallons per year. Cooking wine is produced by the controlled fermentation of red or white grape juice into wine and is then denatured with salt or other ingredients.  Because of this denaturing process, these products are not subject to federal excise taxes.  Several varieties of  cooking wine, including red, white, sherry, golden, marsala and chablis, are produced at the Lake Alfred, Auburndale and Louisville facilities.

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

The principal raw materials used in the Company’s distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 65% of the raw materials used in the Company’s distilling operations in Fiscal 2004. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 35%. Citrus juice concentrate is the primary raw material used in the Company’s winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and, with the exception of glass bottles, are available from numerous suppliers.  Alcohol and grape juice concentrate are the primary raw materials used in the Company’s vinegar and cooking wine operations.  As more fully described below, during Fiscal 2004, two suppliers each accounted for more than 10% of all of the Company’s raw material purchases.

The Company purchases the majority of its glass bottle requirements from one supplier. Glass bottle costs are one of the largest components of the Company’s cost of goods sold.  The glass bottle industry is highly concentrated with only a small number of producers.  The inability of the Company’s glass bottle supplier to satisfy the Company’s requirements could adversely affect the Company’s operations.

The Company uses cane molasses as a raw material for the production of rum at its facilities in St. Croix, United States Virgin Islands.  The Company purchases its cane molasses raw material requirements through a single broker that specializes in the South American and Caribbean molasses markets.  This arrangement is beneficial to the Company in securing a higher quality molasses at lower prices than the Company could obtain by going directly to the individual molasses suppliers.  Based on an analysis of the world-wide cane molasses market provided to the

Company by the Company’s molasses broker, management believes that there are adequate supplies of cane molasses available to meet the Company’s cane molasses raw material requirements.

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

Marketing and Distribution

Bulk alcohol products are sold primarily in large quantities through Company-employed salespeople. The Company’s marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Bulk alcohol products are sold primarily to other bottlers, distillers and end producers located in the United States and exports bulk alcohol products to approximately 20 foreign countries.

The Company manufactures, imports, exports and markets a variety of premium branded spirits to wholesalers in the United States and internationally.  The Company’s marketing and promotional programs for its premium brands are directed at consumers, retailers and wholesalers and include consumer and trade print advertising, event sponsorship, product sampling, in-store displays, price promotions, point-of-sale materials and public relations.

The Company sells proprietary and private label spirits to wholesalers for distribution primarily in the Southeastern United States. The Company’s marketing strategy for these products places primary emphasis upon the Company’s cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers market these products to retailers who then market them directly to consumers.  Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition.  Sales of the Company’s premium branded spirits and proprietary and private label products are generally made FOB (free on board) at the Company’s facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its own sales force, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

The Company’s marketing strategy with respect to its contract bottling services emphasizes the cost advantages and quality of the Company’s services. Arrangements with bottling customers are typically negotiated by the Company’s executive officers.

Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company’s own sales force. These products are also sold through wholesalers and directly to retailers under the Company’s proprietary labels and the private labels of retailers.

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business.  The Company sells its products under a number of trademarks, which the Company owns or uses under license.  The Company’s important trademarks include Cruzan Rum, Cruzan Estate Rum, Cruzan Flavored Rum, Ron Carlos Rum, Conch Republic Rum and Edmundo Cooking Wine.  Throughout its segments, the Company also has various licenses and distribution  agreements for the sale, or the production and sale, of its products and products of third parties.  These licenses and distribution agreements have varying terms and durations.  Agreements include, among others, import, marketing and distribution agreements (“Imported Spirits Distribution Agreements”) with Antioqueno Aguardiente, expiring in May 2006, and Hine Cognac, which is a year to year renewable arrangement for services to be performed by the Company.  The Company also has distribution agreements with several third parties to distribute Cruzan Rum in foreign countries, including V&S Vin and Sprit AB (“V&S”) for V&S to distribute Cruzan products in the international spirits market.

All of the Company’s Imported Spirits Distribution Agreements may be terminated if the Company fails to meet certain performance criteria.  The Company believes it is currently in compliance with all material terms of its Imported Spirits Distribution Agreements.  Although there can be no assurance that the  Company’s material Imported Spirits Distribution Agreements will be renewed, given the Company’s long-term relationships with its suppliers, the Company expects that such agreements will be renewed prior to their expiration and does not believe that these agreements will be terminated.

Competition

The areas of the beverage alcohol industry in which the Company does business are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company.

The Company’s citrus-based bulk alcohol products compete primarily with producers of grape-based products. While the Company is aware of only one other domestic producer of citrus brandy and spirits, there are several producers of grape-based distilled products. The Company’s fortified wine business is subject to price competition from various producers in North America.

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

In the United States, the vinegar industry is dominated by two large manufacturers with approximately 20 vinegar plants and there are about a dozen smaller manufacturers with an aggregate of approximately 24 vinegar plants.  Since vinegar is a low margin commodity, the sale of vinegar is limited to within a small radius of a particular manufacturing plant due to the cost of shipping to the customer.  Therefore, with the exception of certain higher margin specialty vinegars which are sold throughout the United States, the majority of the Company’s vinegar products are only competitive within a limited radius of the Company’s manufacturing facility, generally 200 to 500 miles.  The Company’s higher margin cooking wine products are sold throughout the United States and Canada.  Although published data is not available, management is not aware of any competitors of the Company’s size and believes that the Company is the largest supplier of cooking wine in the United States.

Regulation and Taxation

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising and transportation of alcohol products.  Also, each state regulates advertising, promotion, transportation, sale and distribution of alcohol products.

Pursuant to federal and state environmental requirements, the Company is required to obtain permits and licenses to operate certain facilities, and to treat and remove effluents discharged from its distilling, winery and bottling operations. Management believes it is presently in material compliance with all applicable federal and state regulations.

Beverage alcohol produced and bottled by the Company is subject to federal excise taxes. As of September 30, 2004, excise taxes were being imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

The Company’s fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, could have a material adverse effect on the Company’s results of operations.

Employees

As of September 30, 2004, the Company had approximately 415 full-time employees. Additional workers are generally employed at the Company’s bottling facilities during the summer months, when the bulk of contract bottling takes place. None of the Company’s employees is a member of any labor union, nor are there any collective bargaining agreements between the Company and its employees, with the exception of 35 of the Company’s 55 United States Virgin Islands employees.  Management believes that its relations with its employees are good.

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

Item 2.  Properties

The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 total square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 total square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 total square feet on 27.5 acres. The Winter Haven facility consists of five principal buildings with approximately 260,000 total square feet on 30 acres. The Virgin Islands facility consists of 11 principal buildings with approximately 140,000 total square feet on 33 acres.  The Company leases approximately 10,000 square feet of office space in West Palm Beach, Florida for its executive offices and 2,600 square feet of office space in Jupiter, Florida for its marketing operations.  Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.  However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  None of these routine legal proceedings are material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of Fiscal 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s Common Stock trades on the American Stock Exchange under the symbol “THT.”  Table 1 below sets forth the high and low closing quotations of the Company’s Common Stock for each quarter during the past two fiscal years.

Table 1 – High and Low Quotations of the Company’s Common Stock

Period	High	Low
Fiscal 2003
First quarter	$11.25	$9.75
Second quarter	10.20	7.45
Third quarter	10.48	9.25
Fourth quarter	11.35	9.80
Fiscal 2004
First quarter	11.55	9.95
Second quarter	12.15	10.50
Third quarter	14.50	11.92
Fourth quarter	14.05	12.10

The number of stockholders of record as of December 3, 2004 was 28.  In addition, based upon a list of non-objecting beneficial owners, there were at least 475 beneficial owners as of January 2004.

No dividends were paid to stockholders during Fiscal 2003 and Fiscal 2004. The Company intends to continue to retain earnings for use in its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future.  The payment of cash dividends is also limited by the Company’s credit agreement. Also, see “Financial Liquidity and Capital Resources,” included in Item 7.

Item 6.  Selected Financial Data

The selected financial data in Table 2 below are derived from the Company’s audited consolidated financial statements. These data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Table 2 – Selected Financial Data

	Year ended September 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$96,416	$90,444	$96,839	$97,253	$92,987
Cost of goods sold	68,684	61,174	65,700	65,170	64,117
Gross profit	27,732	29,270	31,139	32,083	28,870
Selling, general and administrative expenses	31,311	23,205	22,539	20,534	17,772
Operating income (loss)	(3,579)	6,065	8,600	11,549	11,098
Other income (expense):
Interest income	371	709	754	864	901
Interest expense	(2,226)	(3,377)	(3,073)	(4,893)	(5,115)
Other, net	834	(950)	288	244	(178)
Income (loss) before income taxes and extraordinary item	(4,600)	2,447	6,569	7,764	6,706
Income tax expense (benefit)	(3,692)	(956)	1,122	1,561	1,649
Income (loss) before extraordinary item	(908)	3,403	5,447	6,203	5,057
Extraordinary item, net of income tax benefit	—	—	—	—	(1,169)
Net income (loss)	$(908)	$3,403	$5,447	$6,203	$3,888

Net income (loss) per share
Basic
Income (loss) before extraordinary item	$(0.16)	$0.61	$0.99	$1.12	$0.92
Extraordinary item	—	—	—	—	(0.21)
Net income (loss)	$(0.16)	$0.61	$0.99	$1.12	$0.71

Diluted
Income (loss) before extraordinary item	$(0.16)	$0.60	$0.97	$1.12	$0.91
Extraordinary item	—	—	—	—	(0.21)
Net income (loss)	$(0.16)	$0.60	$0.97	$1.12	$0.70
Weighted average shares outstanding
Basic	5,801	5,574	5,527	5,514	5,514
Diluted	5,801	5,644	5,624	5,527	5,550
Balance Sheet Data (at period end):
Working capital	$40,556	$56,791	$55,315	$51,889	$40,372
Total assets	127,833	139,299	137,883	133,588	126,548
Short–term debt	4,000	4,000	4,000	4,000	8,000
Long–term debt	25,674	47,316	53,017	55,685	51,334
Stockholders’ equity	79,824	70,612	67,069	61,221	54,841

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements.”  See “Introductory Note” on page 1.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2004 compared to Fiscal 2003, and Fiscal 2003 compared to Fiscal 2002, and (ii) financial liquidity and capital resources for Fiscal 2004.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 7 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages are based on actual amounts without rounding.

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

Tables 3 and 4 below set forth statement of operation items as a percentage of net sales and information on net sales, gross profit (loss) and operating income (loss) by operating segment.

Table 3 – Statement of Operations as a Percent of Net Sales

	Year Ended September 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.2	67.6	67.8
Gross margin	28.8	32.4	32.2
Selling, general and administrative expenses	32.5	25.7	23.3
Operating income (loss)	(3.7)	6.7	8.9
Other expense, net	(1.1)	(4.0)	(2.1)
Income (loss) before income taxes	(4.8)	2.7	6.8
Income tax (expense) benefit	3.9	1.1	(1.2)
Net income (loss)	(0.9)%	3.8%	5.6%

Table 4 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Net Sales
Bulk alcohol products	$37,249	$35,203	$35,447
Premium branded spirits	26,846	20,808	21,778
Bottling operations	11,911	14,278	18,661
Vinegar and cooking wine	20,410	20,155	20,953
	$96,416	$90,444	$96,839

Gross Profit (Loss)
Bulk alcohol products	13,562	15,103	14,528
Premium branded spirits	12,038	9,723	9,597
Bottling operations	(2,236)	(913)	1,312
Vinegar and cooking wine	4,368	5,357	5,702
	$27,732	$29,270	$31,139

Operating Income (Loss)
Bulk alcohol products	9,021	11,432	10,539
Premium branded spirits	(7,569)	(2,271)	(331)
Bottling operations	(3,904)	(1,901)	129
Vinegar and cooking wine	3,041	4,190	4,602
Corporate operations	(4,168)	(5,385)	(6,339)
	$(3,579)	$6,065	$8,600

Table 5 below provides unit sales volume data for certain Company products.

Table 5 – Unit Sales Volume Data

	Year Ended September 30,			% Change
	2004	2003	2002	04/03	03/02
	(In thousands)
Bulk alcohol products:
Distilled products, in proof gallons
Citrus brandy	1,265	1,363	1,170	(7.2)	16.5
Citrus spirits	233	306	504	(23.8)	(39.4)
Rum	4,885	4,702	4,413	3.9	6.6
Cane spirits	473	485	605	(2.4)	(19.8)
Fortified wine, in gallons	12,070	10,280	10,072	17.4	2.1
Premium branded spirits, in cases	708	599	587	18.2	2.0
Bottling operations, in cases	3,257	3,750	5,571	(13.2)	(32.7)
Vinegar
Bulk, in 100 grain gallons	5,099	5,836	5,453	(12.6)	7.0
Cases	499	527	667	(5.3)	(20.9)
Drums, in 100 grain gallons	1,654	1,452	1,733	13.9	(16.2)
Cooking Wine
Bulk, in gallons	2,620	4,212	3,113	(37.8)	35.3
Cases	634	615	648	3.1	(5.0)

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

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales were $96.4 million in 2004, an increase of 6.6% from net sales of $90.4 million in 2003.

Net sales of bulk alcohol products were $37.2 million in 2004, an increase of 5.8% from net sales of $35.2 million in 2003.  The increase resulted primarily from increased shipments of rum and fortified wine offset by decreased shipments of citrus brandy, citrus spirits and cane spirits.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2003, the Company had sales of citrus and cane spirits to new customers that had difficulty sourcing bulk alcohol from their regular suppliers.  These sales did not reoccur in 2004.  Management believes that the Company’s sales of citrus brandy and spirits have declined due to a market surplus of grape spirits which some of the Company’s customers may be using as an alternative ingredient in their product formulations.  However, management believes that this decline in business is temporary and that the Company’s sales of citrus brandy and spirits will increase in the future as the market surplus of grape spirits declines.  In 2004, unit sales of citrus brandy and spirits decreased 7.2% and 23.8%, respectively, compared to 2003, and the average selling price of citrus brandy decreased 5.7%.  Also in 2004, unit sales of the Company’s fortified wine products increased 17.4% compared to 2003, although the average selling price for the Company’s fortified wine decreased 3.4%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from grape spirits distillers and foreign wine producers.

Net sales of premium branded spirits were $26.8 million in 2004, an increase of 29.0% from net sales of $20.8 million in 2003.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 24.1% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in fiscal 1996 to $21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing a current increase in the operating loss for this business segment.  Management intends to continue its increased expenditures in 2005 to improve brand growth.

In August and September 2004, the eyes of three major hurricanes struck within approximately thirty miles of all of the Company’s facilities in Central Florida.  Physical damage to the Company’s facilities of less than $100,000 occurred as a result of these hurricanes.  However, while difficult to quantify, disruptions to business caused by these hurricanes, including several days of plant shut-downs, prolonged loss of power, product shipment interruptions and increased labor costs, contributed to lost sales in the premium branded spirits segment, as well as to the additional costs in the bottling and vinegar and cooking wine segments as discussed below.  The Company and its insurance advisor determined that the losses incurred during these hurricanes, including physical damage and business interruption, did not meet the deductible levels of the Company’s casualty insurance policies due mainly to the fact that each hurricane had a separate deductible requirement and the Company’s disruptions were incurred over the course of all of the hurricanes, as well as the relatively minor physical damage incurred.

Net sales of the Company’s bottling operations were $11.9 million in 2004, a decrease of 16.6% from net sales of $14.3 million in 2003.  During the first quarter of fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this private label bottling customer were approximately $2.5 million and 193,719 cases for the year ended September 30, 2003, or approximately 17.6% of bottling operations net sales and 5.2% of bottling operations volume.  Also during 2004, excise taxes decreased $4.8 million compared to 2003, primarily due to the decrease in sales to this private label bottling customer.  Sales in the Company’s bottling operations also continued to decline as a result of a contraction in the ready-to-drink product category, for which the Company is a major contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations to reduce overhead.  However, bottling operations volume has not met even the Company’s reduced expectations for 2004, which has caused a continuing loss in this segment.  The Company has been placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable production line bottling vinegar, cooking wine and juices.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than management’s estimate of fair value.

Net sales of vinegar and cooking wine were $20.4 million in 2004, an increase of 1.3% from net sales of $20.2 million in 2003.  In 2004, total unit sales of vinegar and cooking wine decreased 16.9% compared to 2003, although the average selling price per unit increased 21.9%.  The average selling prices of vinegar and cooking wine increased due to a combination of decreased sales of lower priced white distilled vinegar and bulk cooking wine and a slight increase in sales of higher priced cooking wine case goods.

Gross Profit. Gross profit was $27.7 million in 2004, a decrease of 5.3% from gross profit of $29.3 million in 2003.  During 2004, bulk alcohol gross profit decreased as a result of higher raw material and energy costs; premium branded spirits gross profit increased with sales; bottling operations gross profit decreased with sales and increased costs as a result of hurricane disruptions; and vinegar and cooking wine gross profit decreased due to higher raw material cost and increased production costs as a result of hurricane disruptions.  Gross margin was 28.8% in 2004 and 32.4% in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $31.3 million in 2004, an increase of 34.9% from $23.2 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During 2004, the Company increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in 2005 to improve brand growth.  Also during 2004, the Company’s Compensation and Stock Option Committee approved a new Supplemental Executive Retirement Plan for certain key executives of the Company.  See Note 15 to the Company’s consolidated financial statements.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to expense.

Operating Income (Loss).  The following table sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.

	Year Ended September 30,
	2004	2003
	(In thousands)
Bulk alcohol products	$9,021	$11,432
Premium branded spirits	(7,569)	(2,271)
Bottling operations	(3,904)	(1,901)
Vinegar and cooking wine	3,041	4,190
Corporate operations	(4,168)	(5,385)
	$(3,579)	$6,065

As a result of the above factors, operating loss was $3.6 million in 2004, as compared to operating income of $6.1 million in 2003.

The Company’s premium branded spirits segment experienced operating losses of $7.6 million in 2004 and $2.3 million in 2003.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.

As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $3.9 million in 2004 and $1.9 million in 2003.

Interest Expense. Interest expense was $2.2 million in 2004 and $3.4 million in 2003.  The Company’s borrowing rates and average borrowings were lower in 2004 compared to 2003.

Other Expense.  On November 26, 2002, the Company announced the retirement and resignation of A. Kenneth Pincourt, Jr., its Founder, Chairman and Chief Executive Officer.  The Company had entered into a retirement agreement with Mr. Pincourt, setting forth the terms of his retirement and resignation.  The retirement agreement replaced Mr. Pincourt’s previous employment agreement. Under the retirement agreement, the Company elected to accelerate retirement benefits under its deferred compensation program and to continue to pay compensation and provide related benefits through July 15, 2004, the remaining term of Mr. Pincourt’s previous employment contract.

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt continued to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491, which was paid in October 2003, and a second bonus payment of $119,138, which was paid in August 2004.  Among other benefits, Mr. Pincourt was also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during 2003 and there were no charges with respect to this in 2004.  The effect of this charge was included in other expense in the Company’s consolidated statement of operations and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during 2003 for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

On May 22, 2003, the Company announced the retirement of Troy Edwards, its Chief Financial Officer, Secretary, Treasurer and Controller.  The Company recorded a charge for the retirement of Mr. Edwards of $207,683 during the third quarter of fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of operations.

Income Tax Expense.  During 2004 and 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $3.7 million and $1.0 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales were $90.4 million in 2003 and $96.8 million in 2002.

Net sales of bulk alcohol products were $35.2 million in 2003, a decrease of 0.7% from net sales of $35.4 million in 2002.  In 2003, unit sales of citrus brandy and rum increased 16.5% and 6.6%, respectively, compared to 2002, although the average selling price of citrus brandy and rum decreased 2.6% and 1.7%, respectively.  The average selling price for citrus brandy decreased due to management lowering prices as a result of increased competition and the average selling price for rum decreased as a result of selling more of the Company’s lower priced rum.  Management believes that the Company’s citrus brandy may continue to experience pricing pressure due to competition from other producers.

Net sales of premium branded spirits were $20.8 million in 2003, a decrease of 4.5% from net sales of $21.8 million in 2002.  In 2002, net sales of premium branded spirits included $1.9 million of bulk tequila sales and $1.5 million of new Cruzan ready-to-drink products. Bulk tequila sales represented the liquidation of inventory that was held to produce Porfidio tequila. During the third quarter of 2002, the Company introduced a new line of Cruzan products in the ready-to-drink category, sales of which are included in the Company’s premium branded spirits segment. The Company sold approximately 134,000 cases of this new product, representing net sales of $1.5 million through September 30, 2002.  During 2003, due to increased competition and management’s expectation of limited growth potential within the ready-to-drink product category, the Company made a strategic decision to exit this category and concentrate on the growing segment of its premium branded spirits business, Cruzan Estate Rums and Cruzan Flavored Rums.  In connection with management’s decision to exit the ready-to-drink product category, during the fourth quarter of 2003, the Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of the Company’s remaining inventory of ready-to-drink products.  During the fourth quarter of 2003, sales of the Company’s ready-to-drink products were $1.0 million.  Excluding bulk tequila and Cruzan ready-to-drink product sales, net sales of premium branded spirits were $19.8 million in 2003, an increase of 8.4% from net sales of $18.3 million in 2002.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 13.5% in 2003 compared to 2002.

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

Net sales of vinegar and cooking wine were $20.2 million in 2003, a decrease of 3.8% from net sales of $21.0 million in 2002.  In 2003, total unit sales of vinegar and cooking wine increased 8.9% compared to 2002, although the average selling price per unit decreased 11.6%.  The average selling price of vinegar and cooking wine decreased due to a combination of increased sales of lower priced white distilled vinegar and bulk cooking wine and decreased sales of higher priced vinegar and cooking wine case goods.

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

	Year Ended September 30,
	2003	2002
	(in thousands)
Bulk alcohol products	$11,432	$10,539
Premium branded spirits	(2,271)	(331)
Bottling operations	(1,901)	129
Vinegar and cooking wine	4,190	4,602
Corporate operations	(5,385)	(6,339)
	$6,065	$8,600

As a result of the above factors, operating income was $6.1 million in 2003, as compared to operating income of $8.6 million in 2002.

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

Accelerated benefits under the deferred program amounted to $1,040,987, of which $549,220 had been accrued as of September 30, 2002. Mr. Pincourt’s deferred compensation was paid to him on December 13, 2002.  Also under the retirement agreement, Mr. Pincourt continued to receive monthly payments of $41,004 through July 15, 2004, one bonus payment of $150,491 which was paid in October 2003, and a second bonus payment of $119,138 which was paid in August 2004.  Among other benefits, Mr. Pincourt was also able to participate in any health insurance plan, employee benefit plan or other arrangement made available by the Company or its subsidiaries to its executives and key management employees, through July 15, 2004.  The Company recorded a charge for the retirement of Mr. Pincourt during the first quarter of Fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of operations and amounted to $1,503,925 before income taxes.

The following table summarizes the charge made during the first quarter of Fiscal 2003 for Mr. Pincourt’s retirement:

Deferred compensation	$1,040,987
Compensation and related benefits	1,012,158
Total	2,053,145

Less deferred compensation accrued as of September 30, 2002	(549,220)
Charged to expense	$1,503,925

On May 22, 2003, the Company announced the retirement of Troy Edwards, its Chief Financial Officer, Secretary, Treasurer and Controller.  The Company recorded a charge for the retirement of Mr. Edwards of $207,683 during the third quarter of Fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of operations.

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

The Florida citrus harvest is generally during the months from November through June.  The majority of the Florida citrus harvest is processed as fresh fruit juice or juice concentrate.  A byproduct of citrus juice production is citrus molasses which the Company uses as a raw material at its two Florida distilleries to produce citrus brandy and spirits.  Due to the seasonal availability and short “shelf-life” of the citrus molasses raw material, the Company produces its estimated annual customer requirements during a seven month period, and therefore, carries a higher than normal level of inventory in relation to sales during this seven month period.  Generally, the Company’s inventory level increases during this seven month period and decreases after the citrus harvest ends when the Company supplies its customers with citrus brandy and spirits from inventory from July through October.

There are no federal regulations that require minimum aging to be designated rum. However, due to the Company’s high quality standards, the Company ages its Cruzan Estate Rums for two to five years and certain of the Company’s super premium rums are aged up to twelve years. Due to the Company’s own aging requirements, production of Cruzan Estate Rums is scheduled to meet demand two to three years in the future.  Accordingly,  inventories  are  larger  in relation  to sales  and  total  assets  than  would  be  normal  for most  other businesses. Management expects to continue to increase the Company’s inventory of barrel aged rums to meet projected increased sales in the future.

Another seasonal business of the Company is its contract bottling services.  Demand for contract bottling services is highest from April through October.  During these months the Company’s requirements increase for ingredients, glass bottles, caps, labels, packaging materials and labor.  During 2004, the Company incurred losses from its bottling operations of $3.9 million.  Management has explored alternatives for its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable production line bottling vinegar, cooking wine and juices.

During 2004, management increased selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in 2005 to improve brand growth.  To the extent that the increased expenditures do not result in increased sales of the Cruzan brand, the Company’s short-term liquidity may be adversely affected.  However, management actively monitors sales and expenditures on an ongoing basis, and retains the ability to adjust its level of expenditures in response to market conditions and in order to maintain sufficient liquidity.

Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash provided by operating activities in 2004 was $3.5 million, which resulted from $0.6 million in net income adjusted for noncash items, and a $2.9 million net change in operating assets and liabilities.  In 2004, the Company spent $0.9 million on sprinkler systems and safety equipment in its distilling and bottling operations to satisfy insurance requirements, which reduced the Company’s insurance premiums.

Investing and Financing Activities

Net cash used in investing activities in 2004 was $3.2 million, including capital expenditures of $5.3 million partially offset by a redemption of short-term investments of $1.6 million.  In 2004, the Company spent $1.0 million on sprinkler systems and safety equipment in its distilling and bottling operations to satisfy insurance requirements which reduced the Company’s insurance premiums.

Net cash used in financing activities in 2004 was $11.6 million, which resulted primarily from a $17.5 million net decrease in borrowings under the revolving credit facility, $4.1 million of payments on long-term debt off-set by $10.1 million from the issuance of common stock.

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

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarter ended September 30, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for the following fiscal year.  The Company agreed to a .25% increase from its current interest rates so long as the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In addition, if the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate would be .25% higher than the rate for the 2.50 to 3.25 level.  The maturity of the credit agreement was modified to January 31, 2006, and the Company paid an amendment fee of $107,500.

The Company’s bank debt was $29.5 million as of September 30, 2004, and its ratio of total debt to equity was 0.60 to 1.

The Company’s share of the undistributed earnings of its Bahamian and Virgin Islands subsidiaries was approximately $43.7 million as of September 30, 2004.  No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely. See Note 10 to the Company’s consolidated financial statements for additional information on income taxes related to these subsidiaries.

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

Contractual Obligations and Commitments

The following table reflects scheduled maturities of contractual obligations including principal maturities on long-term debt and future minimum payments on operating leases with terms of one year or more. Purchase obligations include an event sponsorship contract and a contract to purchase spirits.

	Payments Due By Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$29,674,240	$4,000,000	$25,674,240	$—	$—
Operating leases	912,239	416,699	495,540	—	—
Unconditional purchase obligations	5,771,745	1,758,500	4,013,245	—	—
Total contractual cash obligations	$36,358,224	$6,175,199	$30,183,025	$—	$—

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

On May 22, 2003, the Company announced the retirement of Troy Edwards, its Chief Financial Officer, Secretary, Treasurer and Controller.  The Company recorded a charge for the retirement of Mr. Edwards of $207,683 during the third quarter of Fiscal 2003.  The effect of this charge was included in other expense in the Company’s consolidated statement of operations.

The effect of these charges, net of income tax benefits, was approximately $1.1 million or $.19 per common share in Fiscal 2003.

Effects of Inflation and Changing Prices

The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices.  The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

Risks That May Affect Future Results

In addition to the risks and uncertainties of ordinary business operations, important factors that could cause the Company’s actual results to differ materially from those contained in or implied by any forward-looking statements contained in this Annual Report on Form 10-K include:

The Company faces competition that may reduce its market share and margins.

The Company is in a highly competitive industry and the dollar amount and unit volume of its sales could be negatively affected by the Company’s inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesale customers, retailers or consumers to purchase competitors’ products instead of the Company’s products.  Since March 2003, no less than four of the Company’s largest competitors – Bacardi, Diageo, Allied Domecq and Pernot Ricard – have introduced competitive flavored rum product offerings.  Each of these competitors has greater financial resources than the Company.  Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of the Company’s products, including their quality or pricing, compared to competitive products.  Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers, which could affect their supply of, or consumer demand for, the Company’s products.  The Company could also experience higher than expected selling, general and administrative expenses if management finds it necessary to increase the number of personnel or advertising or promotional expenditures to maintain the Company’s competitive position or for other reasons.  Increased competition and unanticipated actions by competitors or customers could lead to downward pressure on prices and/or a decline inthe Company’s market share, which would adversely affect the Company’s results and  hinder its growth potential.

The Company’s bottling operations have declined, and may continue to decline in the short-term.

Net sales of the Company’s bottling operations for Fiscal 2004 decreased by 16.6% from Fiscal 2003.  During the first quarter of fiscal 2004, the Company lost a large private label-bottling customer that accounted for approximately 17.6% of its bottling operations net sales and 5.2% of its bottling operations volume.  Sales in the Company’s bottling operations also continued to decline as a result of a contraction in the ready-to-drink product category, for which the Company is a major contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations to reduce overhead.  However, bottling operations volume has not met even management’s reduced expectations for Fiscal 2004, which has caused a continuing loss in this segment.  The Company has been placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable production line bottling vinegar, cooking wine and juices.  Management cannot assure that its efforts will be successful, or that this segment will experience operating profits in the future.

The Company’s premium branded spirits segment has experienced, and may continue to experience, operating losses as the Company reinvests its gross profit from that and other segments in the Company’s  selling, general and administrative expense for the premium branded spirits segment.

Net sales of the Company’s premium branded spirits segment, which includes Cruzan Estate Rums and Cruzan Flavored Rums, for Fiscal 2004 increased by 29% compared to Fiscal 2003.  However, during Fiscal 2004, the Company’s premium branded spirits segment experienced operating losses of $7.6 million, up from operating losses of $2.3 million in Fiscal 2003.  These operating losses reflect management’s continuing efforts to increase market share by reinvesting this and other segments’ gross profits in selling and marketing expenses for the premium branded spirits segment.  During 2004, the Company increased its selling, general and administrative expenses in its Premium Branded Spirits segment in an effort to support the continued growth of the Company’s

Cruzan brand.  Management intends to continue its increased expenditures in 2005 to improve brand growth.  The Company cannot assure that its increased selling and marketing efforts will be successful, or that this segment will experience operating profits in the future.

The seasonality of the Company’s business and the timing of orders could cause operating results to fluctuate.

The size and timing of purchase orders and product shipments can cause the Company’s operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities or place significant orders for contract bottling services, vinegar and cooking wine.  Additionally, some of the Company’s products generate higher profit margins than others, and changes in the Company’s product mix will therefore cause gross margins to fluctuate.  Certain aspects of the Company’s business are also seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of some of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus-harvest.  As a result of these factors, the Company’s operating results may be erratic, varying significantly from quarter to quarter.

The Company’s dependence on distribution channels may limit its ability to sell its products.

The Company sells its popular price and premium branded spirits principally to wholesalers for resale to retail outlets, including package liquor stores and restaurants.  The replacement or poor performance of the Company’s major wholesalers or the Company’s inability to collect accounts receivable from its major wholesalers could materially and adversely affect the Company’s results of operations and financial condition.  Distribution channels for alcoholic beverages have been characterized in recent years by rapid change, including consolidations of certain wholesalers.  Wholesalers and retailers of the Company’s products offer products which compete directly with the Company’s products for retail shelf space and consumer purchases.  Accordingly, there is a risk that these wholesalers or retailers may give higher priority to competitors products.  The Company cannot assure that its wholesalers and retailers will continue to purchase the Company’s products or provide the Company’s products with adequate levels of promotional support.

The Company must maintain a relatively large inventory of its products to support customer delivery requirements, and if this inventory becomes obsolete and the Company is required to write down its inventory, the Company’s operating results would be adversely affected.

The Company must maintain a relatively large inventory to meet customer delivery requirements for the Company’s products, including those in its bulk alcohol, premium branded spirits, bottling operations, and vinegar and cooking wine segments. Inventory may become obsolete as the Company and its customers introduce new products, cease to produce old products, or modify the design of a product’s packaging. The Company maintains a provision for inventory obsolescence to cover potential write-downs in inventory for obsolescence, but the Company cannot assure that this provision is adequate, and inventory obsolescence could harm the Company’s operating results.

The Company may be unable to comply with its lender’s financial covenants, and therefore the Company’s debt repayment may be accelerated unexpectedly.

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

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarter ended September 30, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for the following fiscal year.  The Company agreed to a .25% increase from its current interest rates so long as the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In addition, if the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate would be .25% higher than the rate for the 2.50 to 3.25 level.  The maturity of the credit agreement was modified to January 31, 2006, and the Company paid an amendment fee of $107,500.  See Note 9 to the Company’s consolidated financial statements for additional information related to the Company’s long-term debt.

The Company cannot assure that it will be able to continue to comply with the financial covenants.  In addition, if the Company is unable to comply with the financial covenants, it cannot assure that its lenders will grant a waiver of a covenant violation.  In the event that the Company is not in compliance with a financial covenant its lenders have the ability to call the Company’s debts, which would have a severe adverse impact upon the Company’s operations and its ability to continue as a going concern.

An increase in excise taxes or government regulations could have a material adverse effect on the Company’s business.

In the United States and other countries in which the Company operates, the Company is subject to the imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change.  Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect the Company’s financial condition or results of operations.  Many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes.  In addition, the beverage alcohol industry is subject to extensive regulation by federal, state, local and foreign governmental agencies concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers.  Certain federal and state regulations also require warning labels and signage.  New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on the Company’s financial condition or results of operations.

A decline in the consumption of products the Company sells could adversely affect the Company’s sales revenues or margin.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which the Company operates.  A limited or general decline in consumption in one or more ofthe Company’s product categories could occur in the future due to a variety of factors, including:

•                                          a decline in the popularity of flavored spirits;

•                                          demographic and social trends, changes in travel, vacation or leisure activity, patterns and a downturn in economic conditions;

•                                          increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•                                          increased activity of anti-alcohol consumer groups;

•                                          increased federal, state or foreign excise or other taxes on beverage alcohol products; and

Any decline in the consumption of products the Company sells could have a significant adverse effect on its sales revenue or margin.

A small number of customers account for a high percentage of the Company’s net sales and if the Company loses a few customers or is unable to attract new customers, net sales could decline.

The Company’s bulk alcohol, contract bottling services and proprietary and private label products are sold to a relatively small number of customers and the Company has large customers for vinegar and cooking wine.  The loss of a few of these customers could have a material adverse effect on the Company’s liquidity and results of operations.  For example, the Company’s net sales for its bottling operations decreased 16.6% between Fiscal 2003 and Fiscal 2004, and 23.5% between Fiscal 2002 and Fiscal 2003 largely because of the loss of two large customers.  The Company cannot assure that it will not lose other customers.

The Company expects that sales of certain products to a small number of customers will continue to account for a high percentage of the Company’s net sales for the foreseeable future.  For example, for the Fiscal years ended September 30, 2004, 2003 and 2002, the Company’s top 10 customers accounted for approximately 43%, 58% and 31%, respectively, of the Company’s total net sales.  The Company’s future success depends on its ability to retain the Company’s current customers, and to attract new customers.  The loss of one or several customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce the Company’s net sales.

Changes in the regulatory environment for the operation of the Company’s business or those of its customers could pose risks and increased expenses.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies.  In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the American Stock Exchange has adopted revisions to its requirements for listed companies.  The Company continues to review all of its accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to the Company’s relationships with its independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to continue to comply with such laws.  Management expects these new rules and regulations to make it more difficult for the Company to attract and retain qualified executive officers and qualified members of its Board of Directors, particularly to serve on the various committees of the Board, including and in particular, the audit committee.  In addition, compliance with new rules imposed by the Securities and Exchange Commission and the American Stock Exchange will likely cause the Company to incur increased expenses, including legal and accounting expenses.

If the Company does not successfully address the risks inherent in selling to international customers,the Company’s net sales and financial results could decline.

The Company derived 8% of its net sales from international sales in Fiscal 2004 and 6% in Fiscal 2003.  Management plans to expand net sales and to grow the Company’s international operations.  The Company has limited experience in international sales and may not be able to compete or operate effectively in international markets.  The Company faces certain risks inherent in conducting business internationally, including:

•                                          fluctuations in currency exchange rates and imposition of currency exchange controls;

•                                          language and translation issues;

•                                          difficulties in collecting accounts receivable and longer collection periods;

•                                          changes in regulatory requirements;

•                                          political and economic instability; and

•                                          potential adverse tax consequences.

Any of these factors could harm the Company’s international sales and, consequently, its business and operating results.  Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether the Company’s ability to generate net sales in key international markets.

The Company has a material amount of goodwill and adverse results in operations could result in a write-down of goodwill, which would further adversely affect the Company’s results of operations.

As of September 30, 2004, goodwill represented approximately $20.5 million, or 16% of the Company’s total assets.  Goodwill is the amount by which the costs of an acquisition account for using the purchase method exceeds the fair value of the net assets acquired.  The Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” in its entirety, on October 1, 2001.  Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit.  Reductions in the Company’s net income caused by a write-down of goodwill could materially and adversely affect the Company’s results of operations.

Adverse public opinion about alcohol may harm the Company’s business.

In recent years there has been substantial publicity regarding the possible health benefits of moderate alcohol consumption.  The results of a number of studies suggest that moderate consumption of beverage alcohol could result in decreased mortality, lower risk of cardiovascular disease, and other health benefits.  Alternatively, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of beverage alcohol.  More restrictive regulations, negative publicity regarding alcohol consumption, publication of studies that indicate a significant health risk from moderate consumption of alcohol or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol generally could adversely affect the sale and consumption of alcohol and the demand for beverage alcohol and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

	Market Risk Analysis
	September 30, 2004
	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Notes receivable:
Fixed rate	$3,563,408	$226,807	$234,218	$243,397	$75,533	$2,106	$4,345,469	$4,364,971
Average interest rate
Rate	5.78%	5.18%	8.13%	8.14%	8.21%	10.25%	7.61%	—

Liabilities
Long-term debt:
Variable rate	$4,000,000	$25,674,240	$—	$—	$—	$—	$29,674,240	$29,674,240
Average interest rate
Rate	5.61%	5.39%	—	—	—	—	5.43%	—

The Company carries certain variable rate debt and thus is exposed to the impact of interest rate changes.  The table above summarizes the Company’s market risk associated with debt obligations as of September 30, 2004.

In the event of an adverse change in interest rates, management would consider taking certain actions, such as an interest rate hedge or swap, to further mitigate the Company’s exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  The Company had no derivative financial instruments as of September 30, 2004.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no significant changes in the Company’s internal controls or in other factors during the fourth quarter of Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions.  In addition, the Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees.  Both Codes are available on the Company’s website at http://www.todhunter.com.  The Company also intends to post any amendments to, or waivers from, either Code on the Company’s website.

The other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of September 30, 2004. All outstanding awards relate to the Company’s Common Stock.  For additional information about the Company’s equity compensation plans, see Note 12 to the Company’s consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved by Security Holders (1)	312,500	$8.13	—
Equity Compensation Plans Approved by Security Holders (2)	—	—	853,000
Equity Compensation Plans Not Approved by Security Holders	60,000	$9.06	—
Total	372,500	$8.28	853,000

(1)          All of the shares reported in this row reflect stock options granted under the Company’s 1992 Employee Stock Option Plan, as amended.

(2)          All of the shares reported in this row reflect stock options granted under the Company’s 2004 Employee Stock Option Plan.

The other information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  Financial Statements and Schedules

See “Index to Financial Statements and Financial Statement Schedules.”

(b)                                 Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 15th day of December, 2004.

TODHUNTER INTERNATIONAL, INC.

By:	/s/ Jay S. Maltby
Jay S. Maltby, Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay S. Maltby	Chairman of the Board, Chief Executive Officer and President	December 15, 2004
Jay S. Maltby	(Principal Executive Officer)

/s/ Ezra Shashoua	Executive Vice President and Chief Financial Officer	December 15, 2004
Ezra Shashoua	(Principal Financial and Accounting Officer)

/s/ Michael E. Carballo	Director	December 15, 2004
Michael E. Carballo

/s/ Joseph R. Cook	Director	December 15, 2004
Joseph R. Cook

/s/ Donald L. Kasun	Director	December 15, 2004
Donald L. Kasun

/s/ Edward F. McDonnell	Director	December 15, 2004
Edward F. McDonnell

/s/ D. Chris Mitchell	Director	December 15, 2004
D. Chris Mitchell

/s/ Leonard G. Rogers	Director	December 15, 2004
Leonard G. Rogers

/s/ Thomas A. Valdes	Director	December 15, 2004
Thomas A. Valdes

TODHUNTER INTERNATIONAL, INC.

All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the Company’s consolidated financial statements.

Independent Auditor’s Report

To the Board of Directors and Stockholders

Todhunter International, Inc.

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Todhunter International, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Todhunter International, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 24, 2004, except for the
last paragraph in (i) of Note 9 as
to which the date is December 20, 2004.

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

Todhunter International, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and 2003

Assets	2004	2003
Current Assets
Cash and cash equivalents	$3,617,582	$14,918,605
Short-term investments	216,246	1,819,016
Trade receivables	17,970,125	15,867,079
Other receivables	2,448,611	2,879,334
Inventories	29,162,496	28,664,895
Notes receivable, current maturities	3,559,409	647,782
Deferred income taxes	981,000	2,224,000
Other current assets	3,195,781	3,895,977
Total current assets	61,151,250	70,916,688

Investments in and Advances to Equity Investees	2,232,285	1,879,623

Notes Receivable, less current maturities	411,060	506,422

Notes Receivable From Affiliates, less current maturities	375,000	3,714,346

Property and Equipment, less accumulated depreciation 2004 $56,716,805; 2003 $52,125,682	39,949,850	40,056,612

Goodwill	20,524,404	20,524,404

Trademarks	893,648	834,850

Deferred Loan Costs	634,910	866,128

Other Assets	1,660,219	—

	$127,832,626	$139,299,073

See Notes to Consolidated Financial Statements.

Liabilities and Stockholders’ Equity	2004	2003
Current Liabilities
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	11,868,947	6,288,431
Accrued expenses	4,726,253	3,837,745

Total current liabilities	20,595,200	14,126,176

Long-Term Debt, less current maturities	25,674,240	47,315,617

Deferred Income Taxes	648,000	5,243,000

Other Liabilities	1,091,248	2,002,761
	48,008,688	68,687,554
Commitments

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 2,500,000 shares, no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 2004 6,437,719 and 2003 5,686,434 shares	64,377	56,864
Additional paid-in capital	28,916,707	18,803,404
Retained earnings	51,580,634	52,489,031
	80,561,718	71,349,299
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	79,823,938	70,611,519

	$127,832,626	$139,299,073

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002

Sales	$121,983,473	$120,819,993	$128,967,429
Less excise taxes	25,567,774	30,375,700	32,128,016
Net sales	96,415,699	90,444,293	96,839,413
Cost of goods sold	68,683,722	61,174,613	65,700,655
Gross profit	27,731,977	29,269,680	31,138,758
Selling, general and administrative expenses	31,311,358	23,204,978	22,538,523
Operating income (loss)	(3,579,381)	6,064,702	8,600,235
Other income (expense):
Interest income	371,183	709,429	754,312
Interest expense	(2,226,011)	(3,376,539)	(3,072,820)
Equity in income (losses) of equity investees	352,662	323,177	(144,474)
Other, net	481,063	(1,273,941)	431,676
	(1,021,103)	(3,617,874)	(2,031,306)

Income (loss) before income taxes	(4,600,484)	2,446,828	6,568,929
Income tax expense (benefit):
Current	(340,087)	(1,257,202)	734,198
Deferred	(3,352,000)	301,000	388,000
	(3,692,087)	(956,202)	1,122,198
Net income (loss)	$(908,397)	$3,403,030	$5,446,731
Net income (loss) per common share:
Basic	$(0.16)	$0.61	$0.99

Diluted	$(0.16)	$0.60	$0.97
Common shares and equivalents outstanding:
Basic	5,800,931	5,574,456	5,526,781

Diluted	5,800,931	5,644,432	5,624,164

See Notes to Consolidated Financial Statements.

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital
	Shares Issued	Amount

Balance, October 1, 2001	5,612,934	$56,129	$18,326,014
Issuance of common stock	56,500	565	338,435
Net income	—	—	—
Net unrealized income on interest rate cap	—	—	—
Balance, September 30, 2002	5,669,434	56,694	18,664,449
Issuance of common stock	17,000	170	138,955
Net income	—	—	—
Balance, September 30, 2003	5,686,434	56,864	18,803,404
Issuance of common stock	751,285	7,513	10,113,303
Net loss	—	—	—
Balance, September 30, 2004	6,437,719	$64,377	$28,916,707

See Notes to Consolidated Financial Statements.

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Total Comprehensive Income (Loss)
			Shares Acquired	Amount

Balance, October 1, 2001	$43,639,270	$(63,000)	99,200	$(737,780)	$61,220,633
Issuance of common stock	—	—	—	—	339,000
Net income	5,446,731	—	—	—	5,446,731	$5,446,731
Net unrealized income on interest rate cap	—	63,000	—	—	63,000	63,000
Balance, September 30, 2002	49,086,001	—	99,200	(737,780)	67,069,364	$5,509,731
Issuance of common stock	—	—	—	—	139,125
Net income	3,403,030	—	—	—	3,403,030	3,403,030
Balance, September 30, 2003	52,489,031	—	99,200	(737,780)	70,611,519	$3,403,030
Issuance of common stock	—	—	—	—	10,120,816
Net loss	(908,397)	—	—	—	(908,397)	(908,397)
Balance, September 30, 2004	$51,580,634	$—	99,200	$(737,780)	$79,823,938	$(908,397)

Todhunter International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$(908,397)	$3,403,030	$5,446,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,106,463	5,385,736	5,252,962
Amortization of trademarks	40,200	40,200	40,200
Deferred loan costs included in interest	308,904	299,004	315,000
Gain on sale of investments	—	(71,574)	—
Gain on sale of property and equipment	(281,541)	(155,848)	(30,370)
Equity in (income) losses of equity investees	(352,662)	(323,177)	144,474
Deferred income taxes	(3,352,000)	301,000	388,000
Changes in assets and liabilities
(Increase) decrease in:
Receivables	(1,672,323)	(2,543,933)	1,575,569
Inventories	(497,601)	(809,970)	(371,596)
Other assets	(476,613)	(817,540)	(767,099)
Increase (decrease) in:
Accounts payable	5,580,516	2,237,052	(1,117,863)
Accrued expenses	888,508	614,452	897,589
Other liabilities	(911,513)	191,302	497,423
Net cash provided by operating activities	3,471,941	7,749,734	12,271,020

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	567,192	82,370	61,088
Principal payments received on notes receivable	523,081	119,075	106,853
Purchase of property and equipment	(5,285,352)	(3,385,470)	(6,000,633)
Disbursement for notes receivable	—	(10,000)	(250,000)
Purchase of short-term investments	—	(1,380,553)	(3,397,033)
Redemption of short-term investments	1,602,770	3,721,547	8,533,851
Advance to equity investees	—	(270,000)	—
Other assets	(582,408)	(92,567)	215,934
Net cash used in investing activities	(3,174,717)	(1,215,598)	(729,940)

Cash Flows From Financing Activities
Net borrowings (payments) under line of credit arrangements	$(17,500,000)	$(1,500,000)	$1,500,000
Proceeds from issuance of common stock	10,120,816	139,125	339,000
Disbursements for loan costs	(77,686)	—	(889,833)
Principal payments on long-term borrowings	(4,141,377)	(4,201,392)	(4,167,540)
Net cash used in financing activities	(11,598,247)	(5,562,267)	(3,218,373)

Net increase (decrease) in cash and cash equivalents	(11,301,023)	971,869	8,322,707

Cash and cash equivalents:
Beginning	14,918,605	13,946,736	5,624,029
Ending	$3,617,582	$14,918,605	$13,946,736

Supplemental Disclosures of Cash Flow Information
Cash payments (refunds) for:
Interest	$1,946,229	$3,390,213	$2,728,397

Income taxes	$(1,320,708)	$(515,663)	$1,688,788

Supplemental Schedule of Noncash Investing and Financing Activities
Note receivable exchanged for equity investment	$—	$500,000	$—

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

Ownership:  Angostura Limited (“Angostura”), a Trinidad-based distiller, beneficially owns shares, representing approximately 68% of the Company’s common stock.

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

Functional currency:  The functional currency for all foreign subsidiaries is the U.S dollar.

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

Property and equipment:  Property and equipment is stated at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of depreciable assets.  Estimated lives are as follows:

Years
Land improvements	3 - 20
Buildings and improvements	3 - 40
Machinery and equipment	3 - 33

Trademarks:  Amortization on trademarks held are computed on the straight-line basis over the estimated lives of the trademarks.  Estimated lives are three to forty years (see Note 7).

Deferred loan costs:  Deferred loan costs included in interest expense are computed using the effective interest method over the term of the loan (see Note 7).

Impairment of long-lived assets:  As of October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 144, (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset or fair value less costs to sell.  The amount of impairment is the difference between the carrying amount and the fair value of the related asset.  The Company’s estimate of undiscounted cash flows or fair value less costs to sell indicated that such carrying amounts were expected to be recovered.

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

Stock options:  The Company applies Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for options granted, which requires compensation expense for the Company’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant.  Accordingly, the Company has not recognized compensation expense for its options granted after 1994.  SFAS 123, Accounting for Stock-Based Compensation, issued in October 1995, requires pro forma disclosures for option grants made after December 31, 1994, when accounting for stock-based compensation plans in accordance with APB 25.  As of January 1, 2003, the Company adopted SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123. The standard amends SFAS 123 to provide alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require pro-forma disclosures when the intrinsic value method continues to be used.  The Company has elected to continue accounting for stock-based compensation using the intrinsic method in accordance with APB 25, and has adopted the new disclosure requirements specified under SFAS 148.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts shown below:

	2004	2003	2002
Net income (loss), as reported	$(908,397)	$3,403,030	$5,446,731
Compensation costs, net of income taxes	—	(266,886)	(266,886)
Net income (loss), pro forma	$(908,397)	$3,136,144	$5,179,845
Earnings (loss) per common share
As reported (Basic)	$(0.16)	$0.61	$0.99

As reported (Diluted)	(0.16)	0.60	0.97

Pro forma (Basic)	(0.16)	0.56	0.94

Pro forma (Diluted)	(0.16)	0.55	0.92

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

Intangible assets:  As of October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  SFAS 142 supercedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment.  As required by SFAS 142, the Company has completed the goodwill impairment test and has concluded that there was no impairment to goodwill as of and for the years ended September 30, 2004 and 2003.

Advertising costs:  Advertising costs are charged to expense as incurred.  Advertising costs were $2,841,768, $589,648, and $1,017,632 for the years ended September 30, 2004, 2003, and 2002, respectively.

Reclassifications:  Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation with no effect on net income (loss) or stockholders’ equity.

Note 2.                                  Inventories

The major components of inventories as of September 30, 2004 and 2003 are:

	2004	2003
Finished goods	$15,155,035	$15,588,106
Work in process	2,668,698	3,380,434
Raw materials and supplies	11,338,763	9,696,355
	$29,162,496	$28,664,895

Note 3.                                  Notes Receivable

Notes receivable consist of the following as of September 30, 2004 and 2003:

	2004	2003
8% note, collateralized by real property, monthly principal and interest payments of $10,313 through April 2009	$473,538	$555,800
Other	32,586	37,977
	506,124	593,777
Less current maturities	95,064	87,355
	$411,060	$506,422

Note 4.                                  Notes Receivable From Affiliates

Notes receivable from affiliates consist of the following as of September 30, 2004 and 2003:

	2004	2003
6% note, unsecured from British Fidelity Holdings Limited, an affiliate through common ownership. Monthly principal and interest payments of $20,000 due through July 2005, with remaining balance of $3,305,560 due in August 2005. This note is guaranteed by British Fidelity Assurance, Ltd.	$3,339,345	$3,377,726
7% note, unsecured from BF Enterprises Limited, an affiliate through common ownership. Monthly interest payments through July 2004. Principal was due on demand on August 1, 2004	—	397,047
1.99% note, unsecured from CL World Brands Limited, an affiliate through common ownership. Interest due annually. Principal payments of $125,000 due annually beginning June 2005 through June 2008.	500,000	500,000
	3,839,345	4,274,773
Less current maturities	3,464,345	560,427
	$375,000	$3,714,346

Note 5.                                  Trade Credits

The Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of ready-to-drink beverages (“products”) from buyers obtained by the corporate trading company.  The Company has $500,000 and $1,086,271 as of September 30, 2004 and 2003, respectively, included in other current assets on the accompanying consolidated balance sheets.  Additionally, the Company has $1,176,809 and $0 as of September 30, 2004 and 2003, respectively, included in other assets, on the accompanying consolidated balance sheets.  Earned trade credits must be utilized by June 30, 2008 and are subject to terms as more specifically defined in the agreement.

Note 6.                                  Property and Equipment

The major classifications of property and equipment as of September 30, 2004 and 2003 are:

	2004	2003
Land	$5,086,665	$5,086,665
Land improvements	1,441,513	1,400,881
Buildings and improvements	18,427,963	18,313,979
Machinery and equipment	71,710,514	67,380,769
	96,666,655	92,182,294
Less accumulated depreciation	56,716,805	52,125,682
	$39,949,850	$40,056,612

Note 7.                                  Trademarks and Deferred Loan Costs

Trademarks and deferred loan costs consist of the following as of September 30, 2004 and 2003:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Deferred Loan Costs	$1,807,469	$1,172,559	$1,729,783	$863,655

Trademarks	$1,400,999	$507,351	$1,302,001	$467,151

Amortization charged to trademarks for each of the three years in the period ended September 30, 2004 were $40,200.  Amounts charged to interest expense for deferred loan costs were $308,904, $299,004 and $315,000, for the fiscal years ended 2004, 2003 and 2002, respectively.

Estimated aggregate amortization of deferred loan costs and trademarks each of the next five years is as follows:

Year Ending September 30,	Amount
2005	$360,385
2006	354,925
2007	40,200
2008	40,200
2009	40,200

Note 8.                                  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2004 and 2003:

	2004	2003
Accrued payroll and related expenses	$2,350,130	$1,699,653
Accrued trade expenses	1,055,197	1,231,186
Other	1,320,926	906,906
	$4,726,253	$3,837,745

Note 9.                                  Financing Arrangements

Long-term debt consists of the following as of September 30, 2004 and 2003:

	2004	2003
Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate as of September 30, 2004 was 4.39%. Future minimum quarterly principal installments of $1,000,000 through September 30, 2006 with any remaining balance due on September 30, 2006	$28,000,000	$32,000,000
Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate as of September 30, 2004 was 4.75%. The revolving lines of credit terminate in September 2006	1,500,000	19,000,000
Other	174,240	315,617
	29,674,240	51,315,617
Less current maturities	4,000,000	4,000,000
	$25,674,240	$47,315,617

(i)                                     In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  During March 2004, the credit agreement was amended to reduce the revolving loan facility to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loans to be the same as the term loans, September 2006.  The credit agreement is collateralized principally by all assets located in the United States of America.  Under this credit agreement, the Company has certain limitations in its ability to pay dividends to stockholders.  Also, the Company is required to maintain certain financial covenants under the credit agreement.

On December 20, 2004, the Company received a waiver of its financial covenants compliance requirement for the quarter ended September 30, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for the following fiscal year.  The Company agreed to a .25% increase from its current interest rates so long as the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In addition, if the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate would be .25% higher than the rate for the 2.50 to 3.25 level.  The maturity date of the credit agreement was modified to January 31, 2006, and the Company paid an amendment fee of $107,500.

(ii)                                  In addition to the quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits as defined in the agreement.

Maturities of long-term debt as of September 30, 2004 are as follows:

Year Ending September 30,	Amount
2005	$4,000,000
2006	25,674,240
$29,674,240

Note 10.                           Income Taxes

Income tax expense (benefit) consists of the following for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002
Current income tax expense (benefit):
Federal	$(361,033)	$(1,239,995)	$756,092
State	20,946	(17,207)	(21,894)
	(340,087)	(1,257,202)	734,198
Deferred income tax expense (benefit):
Federal	(2,789,000)	371,000	357,000
State	(563,000)	(70,000)	31,000
	(3,352,000)	301,000	388,000

Total income tax expense (benefit)	$(3,692,087)	$(956,202)	$1,122,198

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2004 and 2003:

	2004	2003
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$3,974,000	$3,945,000
Goodwill, principally due to differences in amortization	1,826,000	1,298,000
	5,800,000	5,243,000
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	336,000	1,113,000
Differences related to anticipated future expenses and allowances	488,000	393,000
Net operating loss carryforwards which expire in 2024	5,069,000	—
Deferred compensation	240,000	718,000
	6,133,000	2,224,000
Net deferred income tax liability (assets)	$(333,000)	$3,019,000

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as of September 30, 2004 and 2003 as follows:

	2004	2003

Noncurrent liabilities	$648,000	$5,243,000
Current assets	(981,000)	(2,224,000)
	$(333,000)	$3,019,000

No valuation allowance has been recorded as of September 30, 2004 or 2003.

Income tax expense (benefits) differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of the following for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002
Computed “expected” tax expense (benefit)	$(1,564,165)	$831,922	$2,233,436
Effect of income tax subsidy on earnings of Virgin Islands subsidiary	(1,396,853)	(1,224,205)	(930,907)

Effect of extraterritorial deduction on income tax	(305,292)	(251,188)	(208,392)
Other	(425,777)	(312,731)	28,061
Total income tax expense (benefits)	$(3,692,087)	$(956,202)	$1,122,198

Generally, the operating income of the Company’s Bahamian subsidiary is not subject to United States income taxes and there are no income taxes in the Commonwealth of the Bahamas.  Certain passive income of the Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2004, 2003 and 2002, respectively, is as follows:

	2004	2003	2002
Basic	$0.24	$0.22	$0.18
Diluted	0.24	0.22	0.18

With respect to the Company’s foreign subsidiaries, no provision has been made for taxes, which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely.  The Company’s aggregate share of undistributed earnings of its foreign subsidiaries was approximately $43.7 million and $38.9 million as of September 30, 2004 and 2003, respectively.  The undistributed earnings of the Company’s foreign subsidiaries have been reduced by any previously taxed income.

Note 11.                           Commitments

Leases:  The Company occupies office space under noncancelable operating leases which expire through December 2006.  One of the leases contains two renewal options of five years each.

Future minimum lease payments under these noncancelable operating leases as of September 30, 2004 are as follows:

Year Ending September 30,	Amount
2005	$416,699
2006	396,432
2007	99,108
$912,239

Rent expense for office space (including the Company’s share of common area expenses, real estate and sales taxes) amounted to $503,519, $484,782 and $485,206 for the years ended September 30, 2004, 2003 and 2002, respectively.

Event Sponsorship:  In 2004, the Company entered into a noncancelable agreement with an entertainer to promote one of the Company’s trademarked products.  The agreement covers the calendar years 2005 through 2007 with total fees amounting to $4,271,745.

Note 12.                           Stock Options

On August 11, 1992, the Company adopted a stock option plan for the grant of options to key employees.  Option prices may not be less than 85% of the fair market value of the Company’s common stock on the date of grant for nonqualified options or 100% of such fair market value for qualified stock options.  Options granted have vesting periods ranging from 3 to 5 years.  The Company received a total of $300,625, $139,125 and $339,000 upon the exercise of stock options for 37,000, 17,000 and 56,500 shares for the years ended September 30, 2004, 2003 and 2002, respectively.  This plan has expired and no new options can be granted in the future from this plan.

On March 16, 2004, the Company adopted a stock option plan for the grant of options to key employees. The terms of this plan are substantially similar to the plan adopted in 1992.  There are 853,000 common shares reserved for issuance under this plan.  No options have been granted under this plan.

A reconciliation of the Company’s stock option activity, and related information, for the years ended September 30, 2004, 2003 and 2002 follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	409,500	$8.26	542,500	$8.69	599,000	$8.43
Exercised	(37,000)	8.13	(17,000)	8.13	(56,500)	6.00
Forfeited	—	—	(116,000)	10.26	—	—
Outstanding, end of year	372,500	$8.28	409,500	$8.26	542,500	$8.69
Exercisable, end of year	372,500	$8.28	354,500	$8.28	408,500	$8.87

The following table summarizes information about the stock options at September 30, 2004:

	Number	Number
	Outstanding at	Exercisable at
	September 30,	September 30,	Expiration
Exercise Price	2004	2004	Date
$8.1250	87,500	87,500	February 2006
$9.0625	60,000	60,000	May 2008
$8.1250	225,000	225,000	December 2008
	372,500	372,500

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

Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

Bottling Operations (contract bottling services and proprietary and private label products)

Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

Corporate Operations (includes certain expenses of the Company’s executive offices that are not allocated to the operating segments described above)

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.  The Company evaluates the performance of its operating segments based on income before income taxes, equity in income (losses) of equity investee, interest income and expense. Material intersegment sales and transfers have been eliminated.

Net sales, operating income (loss), identifiable assets, depreciation and amortization, capital expenditures and goodwill for the Company’s operating segments for the years ended September 30, 2004, 2003 and 2002 are as follows:

(in thousands)	2004	2003	2002
Net Sales
Bulk Alcohol Products	$37,249	$35,203	$35,447
Premium Branded Spirits	26,846	20,808	21,778
Bottling Operations	11,911	14,278	18,661
Vinegar and Cooking Wine	20,410	20,155	20,953
	$96,416	$90,444	$96,839
Operating Income (Loss)
Bulk Alcohol Products	$9,021	$11,432	$10,539
Premium Branded Spirits	(7,569)	(2,271)	(331)
Bottling Operations	(3,904)	(1,901)	129
Vinegar and Cooking Wine	3,041	4,190	4,602
Corporate Operations and Other	(4,168)	(5,385)	(6,339)
	$(3,579)	$6,065	$8,600
Identifiable Assets
Bulk Alcohol Products	$64,412	$73,795	$71,974
Premium Branded Spirits	9,200	7,573	8,777
Bottling Operations	28,113	25,409	23,081
Vinegar and Cooking Wine	19,025	19,786	20,010
Corporate Operations and Other	7,083	12,736	14,040
	$127,833	$139,299	$137,882
Depreciation and Amortization
Bulk Alcohol Products	$2,912	$3,243	$3,005
Premium Branded Spirits	123	101	88
Bottling Operations	1,561	1,499	1,612
Vinegar and Cooking Wine	475	482	473
Corporate Operations and Other	75	101	115
	$5,146	$5,426	$5,293
Capital Expenditures
Bulk Alcohol Products	$2,726	$1,424	$4,269
Premium Branded Spirits	256	131	166
Bottling Operations	2,123	1,620	1,166
Vinegar and Cooking Wine	174	125	247
Corporate Operations and Other	6	85	153
	$5,285	$3,385	$6,001
Goodwill
Bulk Alcohol Products	$9,471	$9,471	$9,471
Premium Branded Spirits	—	—	—
Bottling Operations	—	—	—
Vinegar and Cooking Wine	11,053	11,053	11,053
Corporate Operations and Other	—	—	—
	$20,524	$20,524	$20,524

Sales and operating income for the years ended September 30, 2004, 2003, and 2002 and identifiable assets as of the end of each period classified by geographic area, were as follows:

	United States	U. S. Virgin Islands and the Bahamas	Consolidated
September 30, 2004:
Net sales	$83,853,764	$12,561,935	$96,415,699
Operating income (loss)	(7,541,160)	3,961,779	(3,579,381)
Identifiable assets	96,022,415	31,810,211	127,832,626
September 30, 2003:
Net sales	$78,742,549	$11,701,744	$90,444,293
Operating income	2,497,645	3,567,057	6,064,702
Identifiable assets	93,848,452	45,450,621	139,299,073
September 30, 2002:
Net sales	$85,697,980	$11,141,433	$96,839,413
Operating income	5,372,667	3,227,568	8,600,235
Identifiable assets	95,698,471	42,184,033	137,882,504

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $8,000,000, $6,300,000 and $6,400,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 14.                           Defined Contribution Retirement Plan

The Company has a defined contribution retirement plan which covers substantially all United States employees.  Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service.  Participants are immediately vested in any elective contributions and related earnings, if any.  Participants are entitled, upon retirement, to their vested portion of the retirement fund assets.  The Company contributed $1,206,986, $967,962 and $1,043,311 to the plan for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 15.                           Supplemental Executive Retirement Plan

During 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of Financial Accounting Standard 132.

The obligations and funded status as of September 30, 2004 are:

Benefit obligation at beginning of year	$—
Service cost	154,097
Interest cost	19,766
Benefit obligation at end of year	$173,863

Funded status	$(173,863)

Net amount recognized	$173,863

Amounts recognized in the balance sheet as of September 30, 2004 are:

Accrued benefit cost	$173,863

The accumulated benefit obligation and fair value of plan assets as of September 30, 2004 are:

Accumulated benefit obligation	$173,863

Fair value of plan assets	$—

The components of net periodic benefit cost consist of the following for the year ended September 30, 2004:

Service cost	$154,097
Interest cost	19,766
Net periodic benefit cost	$173,863

The discount rate used to determine benefit obligations and net periodic benefit costs was 6%.

Future benefit payments, which reflect expected future service, are as follows:

Year Ending September 30,
2005	$—
2006	—
2007	—
2008	—
2009	76,517
2010 through 2014	382,585

Note 16.                           Investment in Premier Wines & Spirits, Ltd.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., (“Premier”), a wholesale liquor distributor in the United States Virgin Islands, for $450,000.  This investment is being accounted for using the equity method.  The Company had sales to Premier of approximately $2,099,000, $2,345,000 and $2,008,000 for the years ended September 30, 2004, 2003 and 2002, respectively.  Included in trade receivables is approximately $668,000 and $343,000 as of September 30, 2004 and 2003, respectively, related to these sales.  The Company had outstanding advances to Premier of $787,019 as of September 30, 2004 and 2003, which are included in investments in and advances to equity investees.  These advances are unsecured and bear interest at 6.0%.  Interest payments are due monthly or on demand in accordance with the terms of the agreement.  Principal is payable on demand.  Included in the Company’s retained earnings are undistributed earnings of Premier of $1,661,322 and $1,308,660 as of September 30, 2004 and 2003, respectively.

Note 17.                           Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amounts approximate fair values as of September 30, 2004 and 2003 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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

	Carrying Amount		Fair Value
	2004	2003	2004	2003
Financial assets:
Notes receivable, including notes receivable from affiliates	$4,345,469	$4,868,550	$4,364,971	$4,979,777
Financial liabilities:
Long-term debt	29,674,240	51,315,617	29,674,240	51,315,617

Note 18.                           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

	2004	2003	2002
Net income (loss)	$(908,397)	$3,403,030	$5,446,731
Determination of shares:
Weighted average number of common shares outstanding	5,800,931	5,574,456	5,526,781
Shares issuable on exercise of stock options, net of shares assumed to be repurchased	—	69,976	97,383
Average common shares outstanding for diluted computation	5,800,931	5,644,432	5,624,164
Net income (loss) per common share:
Basic	$(0.16)	$0.61	$0.99
Diluted	$(0.16)	$0.60	$0.97

The effect of stock options have not been included for the year ended September 30, 2004, as their effect would have been anti-dilutive.

Note 19.                           Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share and gross margin data)
September 30, 2004:
Net sales	$22,442	$22,040	$25,485	$26,449
Gross profit	7,133	7,846	7,376	5,377
Gross margin	31.8%	35.6%	28.9%	20.3%
Net income (loss)	851	1,118	(225)	(2,652)
Net income (loss) per share:
Basic	0.15	0.20	(0.04)	(0.42)
Diluted	0.15	0.20	(0.04)	(0.42)

September 30, 2003:
Net sales	$20,964	$21,825	$23,088	$24,567
Gross profit	5,584	7,804	8,065	7,817
Gross margin	26.6%	35.8%	34.9%	31.8%
Net income (loss)	(1,492)	1,428	1,892	1,575
Net income (loss) per share:
Basic	(0.27)	0.26	0.34	0.28
Diluted	(0.27)	0.25	0.34	0.28

September 30, 2002:
Net sales	$24,469	$23,496	$26,809	$24,985
Gross profit	7,556	7,142	8,644	7,797
Gross margin	30.8%	30.4%	32.2%	31.2%
Net income	1,490	1,725	1,755	477
Net income per share:
Basic	0.27	0.31	0.32	0.09
Diluted	0.27	0.31	0.31	0.08

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

INDEPENDENT AUDITOR’S REPORT

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Todhunter International, Inc.

West Palm Beach, Florida

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statements Schedule II for the years ended September 30, 2004, 2003, and 2002 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida

November 24, 2004, except for the

last paragraph in (i) of Note 9 as to

which the date is December 20, 2004

TODHUNTER INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
	2004	2003	2002
Inventory Reserve:
Balance, beginning of period	$214,028	$413,546	$723,007
Charged to costs and expenses	486,495	851,990	108,633

Deductions	(683,244)	(1,051,508)	(418,094)
Balance, end of period	$17,279	$214,028	$413,546

TODHUNTER INTERNATIONAL, INC.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2	Amended and Restated By-Laws of Todhunter International, Inc. (2)
10.22

Amended and Restated Credit Agreement dated as of October 19, 2001, by and among Todhunter International, Inc., and each of the Financial Institutions Initially a Signatory thereto, and SouthTrust Bank (3)

10.22(a)

Waiver of Defaults Under Credit Agreement, dated February 18, 2003, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and SunTrust Bank (4)

10.22(b)

Modification of Credit Agreement, dated May 14, 2003, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and SunTrust Bank (5)

10.22(c)

Lenders’ Consent and Modification of Credit Agreement, dated March 31, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, Wachovia Bank, N.A., National City Bank and Suntrust Bank (6)

10.22(d)	Modification of Credit Agreement, dated June 29, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, and Wachovia Bank, N.A.(7)
10.23	Agreement and General Release of All Claims between Todhunter International, Inc. and A. Kenneth Pincourt, Jr., dated as of November 26, 2002 (8) +
11.1	Statement of Computation of Per Share Earnings (9)
20.1	Earnings press release for the three-month period and year ended September 30, 2004 (10)
21.1	Subsidiaries of Todhunter International, Inc. (6)
23.1	Consent of McGladrey & Pullen, LLP (10)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (10)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (10)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (10)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (10)

+                                         Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(1)                                  Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 33-50848).

(2)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 17, 1999.

(3)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(4)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(5)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(6)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(7)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(8)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K for November 26, 2002.

(9)                                  Filed herewith and incorporated herein by reference to Note 18 of notes to consolidated financial statements, included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

(10)                            Filed herewith.