Form 10-Q
period 2004-12-31
TODHUNTER INTERNATIONAL INC
filed 2005-02-11
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes   ☐          No   ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of February 10, 2005 was 6,338,519.

TODHUNTER INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TODHUNTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,157,955	$3,617,582
Short-term investments	217,293	216,246
Trade receivables	15,715,216	17,970,125
Other receivables	2,866,468	2,448,611
Inventories	30,428,606	29,162,496
Notes receivable, current maturities	3,548,326	3,559,409
Deferred income taxes	1,127,250	981,000
Other current assets	3,098,368	3,195,781
Total current assets	60,159,732	61,151,250

LONG-TERM INVESTMENTS AND NOTES RECEIVABLE
Investments in and advances to equity investees	2,514,576	2,232,285
Notes receivable from affiliates, less current maturities	375,000	375,000
Notes receivable, less current maturities	386,064	411,060
	3,275,640	3,018,345

PROPERTY AND EQUIPMENT	97,283,125	96,666,655
Less accumulated depreciation	57,912,852	56,716,805
	39,370,273	39,949,850

GOODWILL	20,524,404	20,524,404
TRADEMARKS	883,597	893,648
DEFERRED LOAN COSTS	659,449	634,910
DEFERRED INCOME TAXES	28,000	—
OTHER ASSETS	1,646,681	1,660,219
	$126,547,776	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

	December 31, 2004	September 30, 2004
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,000,000	$4,000,000
Accounts payable	10,331,908	11,868,947
Accrued expenses	2,252,294	4,726,253
Total current liabilities	16,584,202	20,595,200

LONG-TERM DEBT, less current maturities	28,726,619	25,674,240

DEFERRED INCOME TAXES	—	648,000

OTHER LIABILITIES	1,263,927	1,091,248
	46,574,748	48,008,688

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share;
authorized 2,500,000 shares;
no shares issued
Common stock, par value $.01 per share;
authorized 10,000,000 shares; issued 6,437,719 shares
December 31, 2004 and September 30, 2004	64,377	64,377
Additional paid-in capital	28,916,707	28,916,707
Retained earnings	51,729,724	51,580,634
	80,710,808	80,561,718
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	79,973,028	79,823,938
	$126,547,776	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2004	2003

Sales	$30,181,243	$27,687,682
Less excise taxes	5,989,050	5,246,030
Net sales	24,192,193	22,441,652

Cost of goods sold	16,117,201	14,865,023
Gross profit	8,074,992	7,576,629

Selling, general and administrative expenses	8,306,010	6,691,207
Operating income (loss)	(231,018)	885,422

Other income (expense):
Interest income	98,019	172,559
Interest expense	(592,668)	(696,983)
Equity in income of equity investee	32,291	214,120
Other, net	79,107	228,571
	(383,251)	(81,733)

Income (loss) before income taxes	(614,269)	803,689

Income tax expense (benefit):
Current	59,141	(243,345)
Deferred	(822,500)	195,750
	(763,359)	(47,595)

Net income	$149,090	$851,284

Earnings per common share:
Basic	$0.02	$0.15
Diluted	$0.02	$0.15

Common shares and equivalents outstanding:
Basic	6,338,519	5,596,174
Diluted	6,458,198	5,679,016

See Notes to Consolidated Financial Statements.

TODHUNTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,090	$851,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,220,500	1,366,443
Amortization of trademarks	10,050	10,050
Amortization of deferred loan costs	84,463	75,000
Gain on sale of property and equipment	—	(181,772)
Equity in income of equity investees	(32,291)	(214,120)
Deferred income taxes	(822,500)	195,750
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	1,837,052	3,434,665
Inventories	(1,266,110)	108,297
Other current assets	97,414	(613,541)
Increase (decrease) in:
Accounts payable	(1,537,039)	2,880,022
Accrued expenses	(2,473,959)	(1,374,784)
Other liabilities	172,679	(325,914)
Net cash provided by (used in) operating activities	(2,560,651)	6,211,380

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,941	413,500
Principal payments received on notes receivable	36,079	30,652
Purchase of property and equipment	(649,864)	(1,072,731)
Increase in short-term investments	(1,047)	—
Redemption of short-term investments	—	404,843
Advance to equity investee	(250,000)	—
Decrease in other assets	13,536	—
Net cash used in investing activities	$(842,355)	$(223,736)

	Three Months Ended December 31,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	$4,100,000	$(700,000)
Issuance of common stock	—	124,075
Disbursements for loan costs	(109,000)	—
Principal payments on long-term borrowings	(1,047,621)	(1,026,867)
Net cash provided by (used in) financing activities	2,943,379	(1,602,792)

Net increase (decrease) in cash and cash equivalents	(459,627)	4,384,852

Cash and cash equivalents:
Beginning	3,617,582	14,918,605
Ending	$3,157,955	$19,303,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$423,949	$687,320
Income taxes	$27,710	$9,814

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts show below:

	Three Months Ended December 31,
	2004	2003

Net income, as reported	$149,090	$851,284
Compensation costs, net of taxes	—	42,034
Net income, pro forma	$149,090	$809,250
Earnings per common share, as reported
Basic	0.02	0.15
Diluted	0.02	0.15
Earnings per common share, pro forma
Basic	0.02	0.14
Diluted	0.02	0.14

Note 2.   Inventories

The major components of inventories are:

	December 31, 2004	September 30, 2004
	(Unaudited)

Finished goods	$15,161,606	$15,155,035
Work in process	2,334,419	2,668,698
Raw materials and supplies	12,932,581	11,338,763

	$30,428,606	$29,162,496

Note 3.   Financing Arrangements

Long-term debt consists of the following as of December 31, 2004:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at December 31, 2004 was 5.78%. Future minimum quarterly principal installments of $1,000,000 through December 31, 2005 with any remaining balance due January 31, 2006.	$27,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at December 31, 2004 was 5.44%. The revolving lines of credit terminate on January 31, 2006.	5,600,000

Other	126,619
32,726,619
Less current maturities	4,000,000
$28,726,619

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

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarters ended September 30, 2004 and December 31, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005.  The Company agreed to a .25% increase from its current interest rates so long as the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In addition, if the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate would be .25% higher than the rate for the 2.50 to 3.25 level.  The maturity of the credit agreement was modified to January 31, 2006.

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

	Three Months Ended December 31,
	2004	2003

Net income	$149,090	$851,284
Determination of shares:
Weighted average number of common shares outstanding	6,338,519	5,596,174
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	119,679	82,842
Average common shares outstanding for diluted earnings per share computation	6,458,198	5,679,016

Earnings per common share:
Basic	$0.02	$0.15
Diluted	$0.02	$0.15

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.06 and $0.07 for the three months ended December 31, 2004 and 2003, respectively.

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

Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

Bottling Operations (contract bottling services and proprietary and private label products)

Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

The Company’s executive offices are located in West Palm Beach, Florida and certain of the expenses of the Company’s executive offices are classified as Corporate Operations and are not allocated to the operating segments described above.  These expenses include salaries and related expenses, legal and professional fees, rent for office space, utilities and insurance.

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

Net sales and operating income (loss) for the Company’s reportable segments for the three months ended December 31, 2004 and 2003, were as follows:

	Three Months Ended December 31,
	2004	2003
	(in thousands)
Net Sales
Bulk Alcohol Products	$9,943	$8,588
Premium Branded Spirits	5,817	5,842
Bottling Operations	2,908	2,675
Vinegar and Cooking Wine	5,524	5,337
	$24,192	$22,442

Operating Income (Loss)
Bulk Alcohol Products	$3,571	$2,737
Premium Branded Spirits	(1,984)	(696)
Bottling Operations	(1,176)	(980)
Vinegar and Cooking Wine	569	866
Corporate Operations	(1,211)	(1,042)
	$(231)	$885

Note 6.  Supplemental Executive Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of Financial Accounting Standard 132.  The net periodic benefit cost for the three months ended December 31, 2004 and 2003, was as follows:

	Three Months Ended December 31,
	2004	2003
Service cost	$66,041	$—
Interest cost	3,963	—

Net periodic benefit cost	$70,004	$—

Note 7.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $2.0 million and $1.3 million in the first quarter of 2004 and 2003, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and an asset on the Company’s consolidated balance sheet.

Note 8.  Reclassification of Cost of Goods Sold

In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $443,153 from cost of goods sold to selling, general and administrative expenses for the three months ended December 31, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains “Forward-Looking Statements,” as defined in section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial  performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  For information concerning these factors and related matters, see “Risks that May Affect Future Results” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2004 compared to the three months ended December 31, 2003,  and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

The Company’s executive offices are located in West Palm Beach, Florida and certain of the expenses of the Company’s executive offices are not allocated to the operating segments described above.  The expenses of the Company’s corporate operations include salaries and related expenses, legal and professional fees, rent for office space, utilities and insurance.

Information regarding the net sales and operating income (loss) of each of the Company’s business segments is set forth in Note 5 to the consolidated financial statements and in Table 2 included in this Item 2.

The Company’s net sales and gross margins (gross profit as a percentage of net sales) vary depending on the mix of business among the Company’s products.  Historically, gross margins have been highest in bulk alcohol products and premium branded spirits and lower in bottling operations and vinegar and cooking wine operations.

The Company’s customers often purchase bulk alcohol products in significant quantities or place significant orders for premium branded spirits, contract bottling services,  vinegar and cooking wine.  Accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix can cause gross margins to fluctuate.  Certain aspects of the Company’s business are seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

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

Results of Operations

Tables 1 and 2 below set forth statement of income items as a percentage of net sales and information on net sales, gross profit (loss) and operating income (loss) by operating segment.

Table 1 – Statement of Income as a Percent of Net Sales

	Three Months Ended December 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	66.6	66.2
Gross margin	33.4	33.8
Selling, general and administrative expenses	34.4	29.8
Operating income (loss)	(1.0)	4.0
Interest expense	(2.4)	(3.1)
Other income (expense), net	0.9	2.7
Income (loss) before income taxes	(2.5)	3.6
Income tax benefit	3.1	0.2
Net income	0.6%	3.8%

Table 2 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Three Months Ended December 31,
	2004	2003
Net Sales
Bulk alcohol products	$9,943	$8,588
Premium branded spirits	5,817	5,842
Bottling operations	2,908	2,675
Vinegar and cooking wine	5,524	5,337
	$24,192	$22,442

Gross Profit (Loss)
Bulk alcohol products	4,673	4,312
Premium branded spirits	2,641	2,371
Bottling operations	(481)	(373)
Vinegar and cooking wine	1,242	1,267
	$8,075	$7,577

Operating Income (Loss)
Bulk alcohol products	3,571	2,737
Premium branded spirits	(1,984)	(696)
Bottling operations	(1,176)	(980)
Vinegar and cooking wine	569	866
Corporate operations	(1,211)	(1,042)
	$(231)	$885

Table 3 below provides unit sales volume data for certain Company products.

Table 3 – Unit Sales Volume Data

	Three Months Ended December 31,		% Change
	2004	2003
	(in thousands)

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	364	417	(12.7)
Citrus Spirits	195	—	—
Rum	1,415	1,116	26.8
Cane Spirits	111	90	23.1
Fortified wine, in gallons	2,880	2,754	4.6
Premium branded spirits, in cases	140	201	(30.3)
Bottling operations, in cases	580	660	(12.2)
Vinegar
Bulk, in 100 grain gallons	1,249	1,364	(8.4)
Cases	164	117	41.1
Drums, in 100 grain gallons	257	246	4.8
Cooking Wine
Bulk, in gallons	603	899	(33.0)
Cases	211	215	(1.7)

Three months ended December 31, 2004 compared to three months ended December 31, 2003.  Unless otherwise noted, references to 2004 represent the three-month period ended December 31, 2004 and references to 2003 represent the three-month period ended December 31, 2003.

Net Sales. Net sales were $24.2 million in 2004, an increase of 7.8% from net sales of $22.4 million in 2003.

Net sales of bulk alcohol products were $9.9 million in 2004, an increase of 15.8% from net sales of $8.6 million in 2003.  The increase in net sales resulted primarily from increased shipments of citrus spirits, cane spirits, rum and fortified wine, offset by decreased shipments of citrus brandy.  The increase in shipments of citrus spirits, cane spirits, rum and fortified wine was due in part to the timing of customer orders.  Also, in the case of cane spirits, shipments have increased as a result of a decrease in the market surplus of grape spirits.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  Management believes that the Company’s sales of citrus brandy may have declined due to both the timing of customer orders and to competition from other producers.  In 2004, unit sales of citrus brandy decreased 12.7% compared to 2003, and the average selling price of citrus brandy decreased 6.7%.  Also in 2004, unit sales of the Company’s fortified wine products increased 4.6% compared to 2003, although the average selling price for the Company’s fortified wine decreased 2.5%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $5.8 million in 2004, a decrease of 0.4% from net sales of $5.8 million in 2003.  In 2003, net sales of premium branded spirits included $0.9 million of Cruzan ready-to-drink products and other products which were discontinued.  Excluding these discontinued product sales, net sales of premium branded spirits were $5.8 million in 2004, an increase of 19.2% from net sales of $4.9 million in 2003, as the premium branded spirits segment continued its double digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 25.4% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to $21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing a current increase in the operating loss for this business segment.  Management intends to continue its increased expenditures in fiscal 2005 to improve brand growth.

Net sales of the Company’s bottling operations were $2.9 million in 2004, an increase of 8.7% from net sales of $2.7 million in 2003.  While the unit volume of the Company’s bottling operations decreased 12.2% in 2004, average unit prices increased as a result of price increases to certain customers and a change in product mix.  Sales in the Company’s bottling operations have declined in the last three fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company is a major contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations.  However, bottling operations volume did not even meet the Company’s reduced expectations for fiscal 2004, which resulted in a loss in this segment for fiscal 2004.  The Company has been placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $5.5 million in 2004, an increase of 3.5% from net sales of $5.3 million in 2003  In 2004, total unit sales of vinegar and cooking wine decreased 12.5% compared to 2003, although the average selling price per unit increased 18.3%.  The average selling prices of vinegar and cooking wine increased due to a combination of decreased sales of lower priced white distilled vinegar and bulk cooking wine and an increase in sales of higher priced vinegar case goods and drums.

Gross Profit. Gross profit was $8.1 million in 2004, an increase of 6.6% from gross profit of $7.6 million in 2003.  During 2004, bulk alcohol gross profit increased as a result of increased shipments of rum and fortified wine; premium branded spirits gross profit increased due to an improved product mix; bottling operations gross (loss) was comparable to 2003; and vinegar and cooking wine gross profit decreased due to higher material cost.  Gross margin decreased to 33.4% in 2004 from 33.8% in 2003 as a result of changes in product mix.  In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $443,153 from cost of goods sold to selling, general and administrative expenses for the three months ended December 31, 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.3 million in 2004, an increase of 24.1% from $6.7 million in 2003.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment. During fiscal 2004, the Company increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in fiscal 2005 to improve brand growth.  Also during 2004, the Company’s corporate overhead has increased as a result of increased legal and professional fees incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These costs relate to increased compliance activities and the Company’s ongoing documentation, testing and improvement of its internal control systems and will continue in fiscal 2005.

Operating Income.  Table 2 sets forth the operating income (loss) by reportable segment of the Company for 2004 and 2003.  The Company’s operating loss was $0.2 million in 2004, as compared to operating income of $0.9 million in 2003.  The Company’s premium branded spirits segment experienced operating losses of $2.0 million in 2004 and $0.7 million in 2003.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting segment gross profits in selling and marketing expenses.  As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $1.2 million in 2004 and $1.0 million in 2003.

Interest Expense. Interest expense was $0.6 million in 2004 and $0.7 million in 2003.  The Company’s borrowing rates were higher in 2004 compared to 2003.  However, higher rates were offset by lower average borrowings during 2004, resulting in slightly lower interest expense.

Income Tax Expense. During 2004 and 2003, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.8 million and $0.1 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2004 and 2003.

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for labor, overhead and raw materials used in its manufacturing operations and purchasing imported products for its premium branded spirits business.  The Company’s source of liquidity has historically been cash flow from operations and its line of credit.  Some of the Company’s manufacturing operations are seasonal and the Company’s borrowings on its line of credit vary during the year.

The Florida citrus harvest is generally performed during the months from November through June.  The majority of the Florida citrus harvest is processed as fresh fruit juice or juice concentrate.  A byproduct of citrus juice production is citrus molasses which the Company uses as a raw material at its two Florida distilleries to produce citrus brandy and spirits.  Due to the seasonal availability and short “shelf-life” of the citrus molasses raw material, the Company produces its estimated annual customer requirements during a seven-month period, and therefore, carries a higher than normal level of inventory in relation to sales during this seven-month period.  Generally, the Company’s inventory level increases during this seven-month period and decreases after the citrus harvest ends when the Company supplies its customers with citrus brandy and spirits from inventory from July through October.

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

The Company’s contract bottling services business is seasonal.  Demand for contract bottling services is highest from April through October.  During these months the Company’s requirements increase for ingredients, glass bottles, caps, labels, packaging materials and labor.  During fiscal 2004, the Company incurred losses from its bottling operations of $3.9 million.  Management has explored alternatives for its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.

During fiscal 2004, management increased selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in fiscal 2005 to improve brand growth.  To the extent that the increased expenditures do not result in increased sales of the Cruzan brand, the Company’s short-term liquidity may be adversely affected.  However, management actively monitors sales and expenditures on an ongoing basis, and retains the ability to adjust its level of expenditures in response to market conditions and in order to maintain sufficient liquidity.

Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash used in operating activities in 2004 was $2.6 million, which resulted from $0.6 million in net income adjusted for noncash items, less $3.2 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2004 was $0.8 million, which resulted primarily from $0.7 million of capital expenditures and $0.3 million of advances to equity investees.

Net cash provided by financing activities in 2004 was $2.9 million, which resulted primarily from payments of $1.0 million of long-term debt offset by borrowings of $4.1 million on the Company’s line of credit.

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

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarter ended September 30, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005.  The Company agreed to a .25% increase from its current interest rates so long as the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In addition, if the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate would be .25% higher than the rate for the 2.50 to 3.25 level.  The maturity of the credit agreement was modified to January 31, 2006.  The Company is currently reviewing proposals relating to the refinancing of its long-term debt.

The Company’s total outstanding bank debt was $32.6 million as of December 31, 2004, and its ratio of total debt to equity was 0.58 to 1.

The Company’s share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $43.7 million as of September 30, 2004.  No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely.

See Note 10 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 for additional information on income taxes related to these subsidiaries.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of its Annual Report on Form 10-K for the year ended September 30, 2004.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

10.22(e)	Modification of Credit Agreement and Waiver, dated December 20, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, and Wachovia Bank, N.A. (2)

11.1	Statement of Computation of Per Share Earnings (1)

20.1	Earnings press release for the three month period ended December 31, 2004 (2)

31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (2)

32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (2)

(1)                                  Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(2)                                  Filed herewith.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2005	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: February 10, 2005	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer