Form 10-K/A
period 2004-09-30
TODHUNTER INTERNATIONAL INC
filed 2005-03-15
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

                This Amendment No. 1 to the Annual Report on Form 10-K is being filed to amend Items 1 (Business), 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), 9A ( Disclosure Controls and Procedures) and 10 (Directors and Executive Officers of the Registrant).  Unaffected items have not been repeated in this Amendment No. 1.

                Please note that the information contained in this Amendment No. 1 does not reflect events occurring after the original filing date.  Such events include, among others, the events described in our Quarterly Report on Form 10-Q for the period ended December 31, 2004, and Amendment No. 1 thereto.  For a description of these events, please read our Quarterly Report on Form 10-Q for the period ended December 31, 2004 and Amendment No. 1 thereto.

Introductory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties, and other factors that may cause such a difference include, without limitation, those noted under “Risks That May Affect Future Results” beginning on page 20.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

General Overview

Todhunter International, Inc. (the “Company”) is a producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under its own labels; and produces vinegar and cooking wine.  The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands, and purchases certain products for resale.  The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964.

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

Dominant Supplier of Bulk Alcohol Products

Management believes that the Company is the largest supplier of bulk rum in the United States based on reports of U.S. Imports for Consumption prepared by the Department of Census and that the Company’s market share of bulk rum products in the United States is approximately 90%.  Management believes that the Company is the largest supplier of fortified citrus wine in the United States and is only aware of one other domestic supplier of fortified citrus wine.  Management is aware of only one other United States manufacturer of citrus brandy and citrus spirits and believes that the Company’s market share for these products is approximately 80% and 60%, respectively.

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

Bulk Alcohol Products.  The Company produces and sells rum, citrus brandy, citrus spirits, cane spirits and fortified citrus wine in the United States and internationally.  The Company also purchases distilled products for resale, including grain alcohol, which is denatured and packaged and sold as industrial alcohol to hospitals, universities, fragrance producers and other manufacturers.  The Company is the largest supplier of bulk rum in the United States, and it also supplies citrus brandy and fortified citrus wine.  The Company sells its bulk alcohol products to over 40 producers of beverage alcohol in the United States and exports bulk alcohol products to approximately 20  foreign countries. The Company’s distilling operations produce a byproduct, which is sold as animal feed.

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

The alcohol industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that the Company is one of the smaller branded spirit suppliers in the United States in terms of revenues, although Cruzan Rum has been recognized as one of the fastest growing brands in the United States by Impact Magazine and Adams, two leading industry publications.

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

The Company purchases the majority of its glass bottle requirements from Saxco International, Inc. Glass bottle costs are one of the largest components of the Company’s cost of goods sold.  The glass bottle industry is highly concentrated with only a small number of producers.  The Company has decided to utilize one supplier for cost-based reasons.  The inability of the Company’s glass bottle supplier to satisfy the Company’s requirements could adversely affect the Company’s operations, although the Company could, relatively easily, shift its business to one or more other suppliers.

The Company uses cane molasses as a raw material for the production of rum at its facilities in St. Croix, United States Virgin Islands.  The Company purchases its cane molasses raw material requirements through Westway Trading Corporation, a broker that specializes in the South American and Caribbean molasses markets.  This arrangement is beneficial to the Company in securing a higher quality molasses at lower prices than the Company could obtain by going directly to the individual molasses suppliers.  Based on an analysis of the world-wide cane molasses market provided to the Company by the Company’s molasses broker, management believes that there are adequate supplies of cane molasses available to meet the Company’s cane molasses raw material requirements, and the company could, relatively easily, shift its business to one or more other suppliers.

Fluctuations In Operating Results; Seasonality

The size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities at one time or place significant orders at one time for contract bottling services, distilled spirits, vinegar and cooking wine.  Additionally, some Company products generate higher profit margins than others, and changes in the Company’s product mix will therefore cause gross margins to fluctuate.  Certain aspects of the Company’s business are also seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus harvest.  As a result of these factors, the Company’s operating results may vary significantly from quarter to quarter.

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

Competition

The markets in which the Company's business segments operate are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company.  The following is a summary of the Company's main competitors, geographic area of operations and market share for the Company's principal products.

The Company’s bulk rum products compete primarily with two Caribbean rum producers, West Indies Rum Distillery and Foursquare Distillery, both in Barbados.  The Company competes with these other bulk rum producers primarily in the United States, although the Company does sell small quantities of bulk rum internationally.  Management believes that the Company is the largest supplier of bulk rum in the United States based on reports of U.S. Imports for Consumption prepared by the Department of Census and that the Company’s market-share of bulk rum products in the United States is approximately 90%.

The Company's citrus brandy and citrus spirits products are sold in the United States and management is aware of only one other domestic producer, Bartow Ethanol Company.  Management believes that the Company is the largest supplier of bulk citrus brandy and citrus spirits in the United States and that the Company’s market-share of citrus brandy and citrus spirits in the United States is approximately 80% and 60%, respectively.

The Company's cane spirits are sold in the United States.  Management is not aware of any other domestic producers of cane spirits and is not able to determine the Company’s market share for this product.

The Company’s fortified wine products are sold in the United States, and to a much lesser extent, in Northern Europe.   Although management is aware of only two other producers of citrus-based fortified wine, Meier’s Wine Cellars, Inc. and Alko, Inc. (Netherlands), there are several producers of grape-based fortified wine that compete with the Company's fortified wine products.  Some producers of grape-based fortified wine include Golden State Vintners, Inc., Constellation Brands and Mogen David.  Management is not able to determine the number of competitors for the Company’s fortified wine products or the Company’s share of the fortified wine market.

The Company’s premium branded spirits products, primarily Cruzan Estate Rums and Cruzan Flavored Rums, are sold in the United States and thirteen other countries internationally.  The Company’s premium branded spirits products compete against other distilled spirits products, including premium labels, mid-price and popular-price products.  The Company’s largest competitors in this segment are Bacardi, Inc. (Bacardi Rum), Diageo (Captain Morgan Rum), Allied Domecq (Malibu Rum) and Pernot Ricard (Mount Gay Rum).  Each of these competitors has greater financial resources than the Company.  Based on data published in the Adams Liquor Handbook, management estimates that the Company has less than a 1% share of the distilled spirits market in the United States and a 2% share of the United States rum market.  The Company’s premium branded spirits products compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with its customers are good, and it has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts, as a result of competition. In addition, the Company does not expect to experience any material adverse effects from such competition in the foreseeable future.

The Company’s proprietary and private label products compete mainly in the Southeastern United States against other distilled spirits products, including premium labels, mid-price and popular-price products.   The Company’s main competitors for its proprietary and private label products include Heaven Hill Distillers, Barton Brands, Ltd., LeVecke Corporation and McCormick Distilling.  Management is not able to determine the Company’s market share for these products.

The Company’s contract bottling operations compete against other bottlers located throughout the Southeastern United States.  Management is not able to determine the number of other competitors or its market share for these services.

The Company’s vinegar products are sold primarily in the Southeast and Midwest United States.  In the United States, the vinegar industry is dominated by two large manufacturers, Mizkan and Fleishman, with approximately 20 vinegar plants, and there are about a ten smaller manufacturers, including National Vinegar and Creole Fermendation, with an aggregate of approximately 24 vinegar plants.  Management is not able to determine the Company's market share of vinegar products.  Since vinegar is a low margin commodity, the sale of vinegar is limited to within a small radius of a particular manufacturing plant due to the cost of shipping to the customer.  Therefore, with the exception of certain higher margin specialty vinegars which are sold throughout the United States, the majority of the Company’s vinegar products are only competitive within a limited radius of the Company’s manufacturing facility, generally 200 to 500 miles.

The Company’s higher margin cooking wine products are sold throughout the United States and Canada.  The Company's competitors for its cooking wine products include Canandaigua Wine Company, San Antonio Winery, Gibson Winery and Heck Cellers.  Although published data is not available, management is not aware of any competitors of the Company’s size and believes that the Company is the largest supplier of cooking wine in the United States.

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

PART II

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

Net sales of bulk alcohol products were $37.2 million in 2004, an increase of 5.8% from net sales of $35.2 million in 2003.  The increase resulted primarily from increased shipments of rum and fortified wine offset by decreased shipments of citrus brandy, citrus spirits and cane spirits.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2003, the Company had sales of cane spirits to a new customer that had difficulty sourcing bulk alcohol from its regular supplier.  These sales of approximately $250,000 did not reoccur in 2004.  Management believes that the Company’s sales of citrus spirits have declined approximately $176,000 during 2004 due to a market surplus of grape spirits which some of the Company’s customers may be using as an alternative ingredient in their product formulations.  However, management believes that this decline in business is temporary and that the Company’s sales of citrus spirits will increase in the future as the market surplus of grape spirits declines.  In 2004, unit sales of citrus brandy and spirits decreased 7.2% and 23.8%, respectively, compared to 2003, and the average selling price of citrus brandy decreased 5.7%.  Also in 2004, unit sales of the Company’s fortified wine products increased 17.4% compared to 2003, although the average selling price for the Company’s fortified wine decreased 3.4%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from grape spirits distillers and foreign wine producers.

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

Gross Profit. Gross profit was $27.7 million in 2004, a decrease of 5.3% from gross profit of $29.3 million in 2003.  During 2004, bulk alcohol gross profit decreased $1.5 million as a result of higher citrus molasses and citrus concentrate raw material costs; premium branded spirits gross profit increased with sales; bottling operations gross profit decreased with sales and increased costs as a result of hurricane disruptions; and vinegar and cooking wine gross profit decreased $0.4 million due to higher grain alcohol and citrus concentrate raw material cost and increased production costs as a result of hurricane disruptions.  Gross margin was 28.8% in 2004 and 32.4% in 2003

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $31.3 million in 2004, an increase of 34.9% from $23.2 million in 2003.  The increase was primarily attributable to a $7.6 million increase in administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During 2004, the Company increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in 2005 to improve brand growth.  Also during 2004, the Company’s Compensation and Stock Option Committee approved a new Supplemental Executive Retirement Plan for certain key executives of the Company.  See Note 15 to the Company’s consolidated financial statements.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to selling, general and administrative expenses.

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

	Payments Due By Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$29,674,240	$4,000,000	$25,674,240	$0	$0
Operating leases	912,239	416,699	495,540	0	0
Unconditional purchase obligations:
Kenny Chensey event sponsorship	4,271,745	1,058,500	3,213,245	0	0
Purchase contracts	1,500,000	700,000	800,000	0	0
Other long-term liabilities:
Supplemental executive retirement plan	173,339	0	0	76,517	96,822
Legal settlement	215,805	120,000	95,805	0	0
Abandoned facilities lease	481,862	108,402	189,285	184,175	0
Other	220,242	154,242	66,000	0	0
Total contractual cash obligations	$37,449,472	$6,557,843	$30,534,115	$260,692	$96,822

Notes:

a)

The above table does not include variable rate interest payments on the Company's long-term debt obligations. The estimated variable rate interest payments on the Company's long-term debt are: $1,887,100 within one year; and $581,917 within two to three years. These payments are based on the rates in effect as of December 20, 2004, and assume an average of $10 million outstanding under the revolving loans, normal amortization of the term-loans, with all long-term debt maturing on January 31, 2006.

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

The size and timing of purchase orders and product shipments can cause the Company’s operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities at one time or place significant orders at one time for contract bottling services, vinegar and cooking wine.  Additionally, some of the Company’s products generate higher profit margins than others, and changes in the Company’s product mix will therefore cause gross margins to fluctuate.  Certain aspects of the Company’s business are also seasonal, with increased demand for the Company’s contract bottling services from April to October and increased production of some of the Company’s bulk alcohol products from November to June, corresponding to the Florida citrus-harvest.  As a result of these factors, the Company’s operating results may be erratic, varying significantly from quarter to quarter.

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

Item 9A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no changes in the Company’s internal controls during the fourth quarter of Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions.  In addition, the Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees.  Both Codes are available on the Company’s website at http://www.todhunter.com.  The Company also intends to post any amendments to, or waivers from, either Code on the Company’s website.  In addition, the Company will also provide to any person without charge, upon request, a copy of either or both Codes.  Such request may be made in writing to Ezra Shashoua, the Company’s Executive Vice President and Chief Financial Officer at 222 Lakeview Avenue, Suite 1500, West Palm Beach, Florida 33401, or by phone at (561) 655-5677.

The other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual stockholders’ meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 15th day of March, 2005.

TODHUNTER INTERNATIONAL, INC.

By:	/s/ Jay S. Maltby
Jay S. Maltby, Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay S. Maltby	Chairman of the Board, Chief Executive Officer and President	March 15, 2005
Jay S. Maltby	(Principal Executive Officer)

/s/ Ezra Shashoua	Executive Vice President and Chief Financial Officer	March 15, 2005
Ezra Shashoua	(Principal Financial and Accounting Officer)

/s/ Joseph R. Cook	Director	March 15, 2005
Joseph R. Cook

/s/ Donald L. Kasun	Director	March 15, 2005
Donald L. Kasun

/s/ Edward F. McDonnell	Director	March 15, 2005
Edward F. McDonnell

/s/ D. Chris Mitchell	Director	March 15, 2005
D. Chris Mitchell

/s/ Leonard G. Rogers	Director	March 15, 2005
Leonard G. Rogers

/s/ Thomas A. Valdes	Director	March 15, 2005
Thomas A. Valdes