Form 10-Q/A
period 2004-12-31
TODHUNTER INTERNATIONAL INC
filed 2005-03-15
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Amending Part I – Item 4)

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

This Amendment No. 1 on Form 10-Q is being filed to remove qualifying language from Item 4. (Controls and Procedures) of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 11, 2005.  This amendment does not alter any other disclosure set forth in the Original 10-Q.

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

Date: March 15, 2005	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: March 15, 2005	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Office