Form 10-Q
period 2005-03-31
CRUZAN INTERNATIONAL, INC.
filed 2005-05-18
CIK 98544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 1-13453

CRUZAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-1284057
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 655-8977

TODHUNTER INTERNATIONAL, INC.

(Former name, if changed since last report)

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

Yes   ☐           No   ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of May 10, 2005 was 6,338,519.

CRUZAN INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,261,618	$3,617,582
Short-term investments	217,293	216,246
Trade receivables	17,162,268	17,970,125
Other receivables	1,481,365	2,448,611
Inventories	32,660,181	29,162,496
Notes receivable, current maturities	3,539,807	3,559,409
Deferred income taxes	1,303,500	981,000
Other current assets	3,145,402	3,195,781
Total current assets	63,771,434	61,151,250

LONG-TERM INVESTMENTS AND RECEIVABLES
Investments in and advances to equity investees	2,544,438	2,232,285
Notes receivable from affiliates, less current maturities	375,000	375,000
Notes receivable, less current maturities	360,646	411,060
	3,280,084	3,018,345

PROPERTY AND EQUIPMENT	98,244,767	96,666,655
Less accumulated depreciation	59,140,010	56,716,805
	39,104,757	39,949,850

GOODWILL	20,524,404	20,524,404
TRADEMARKS	857,081	893,648
DEFERRED LOAN COSTS	507,809	634,910
DEFERRED INCOME TAXES	405,500	—
OTHER ASSETS	2,018,252	1,660,219
	$130,469,321	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$34,500,000	$4,000,000
Accounts payable	12,160,954	11,868,947
Accrued expenses	2,601,494	4,726,253
Total current liabilities	49,262,448	20,595,200

LONG-TERM DEBT, less current maturities	93,312	25,674,240

DEFERRED INCOME TAXES	—	648,000

OTHER LIABILITIES	1,211,317	1,091,248
	50,567,077	48,008,688

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 6,437,719 shares March 31, 2005 and September 30, 2004	64,377	64,377
Additional paid-in capital	28,916,707	28,916,707
Retained earnings	51,658,940	51,580,634
	80,640,024	80,561,718
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	79,902,244	79,823,938
	$130,469,321	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Sales	$61,984,756	$56,417,025	$31,803,513	$28,729,343
Less excise taxes	12,280,929	11,935,530	6,291,879	6,689,500
Net sales	49,703,827	44,481,495	25,511,634	22,039,843

Cost of goods sold	32,773,210	28,575,502	16,656,009	13,710,479
Gross profit	16,930,617	15,905,993	8,855,625	8,329,364

Selling, general and administrative expenses	17,158,891	13,630,445	8,852,881	6,939,238
Operating income (loss)	(228,274)	2,275,548	2,744	1,390,126

Other income (expense):
Interest income	186,571	360,231	88,552	187,672
Interest expense	(1,364,341)	(1,406,418)	(771,673)	(709,435)
Equity in income of equity investee	162,153	349,623	129,862	135,503
Other, net	65,865	293,571	(13,242)	65,000
	(949,752)	(402,993)	(566,501)	(321,260)

Income (loss) before income taxes	(1,178,026)	1,872,555	(563,757)	1,068,866

Income tax expense (benefit):
Current	119,668	(700,759)	60,527	(457,414)
Deferred	(1,376,000)	603,500	(553,500)	407,750
	(1,256,332)	(97,259)	(492,973)	(49,664)

Net income (loss)	$78,306	$1,969,814	$(70,784)	$1,118,530

Earnings (loss) per common share:
Basic	$0.01	$0.35	$(0.01)	$0.20
Diluted	$0.01	$0.35	$(0.01)	$0.20

Common shares and equivalents outstanding:
Basic	6,338,519	5,598,122	6,338,519	5,617,591
Diluted	6,465,182	5,696,128	6,338,519	5,722,369

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,306	$1,969,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,447,457	2,702,323
Amortization of trademarks and other assets	41,491	20,100
Amortization of deferred loan costs	236,101	—
Gain on sale of property and equipment	—	(197,271)
Equity in income of equity investees	(162,153)	(349,623)
Deferred income taxes	(1,376,000)	603,500
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	1,775,103	279,718
Inventories	(3,497,685)	(3,784,567)
Other current assets	50,379	334,955
Increase (decrease) in:
Accounts payable	292,007	3,398,791
Accrued expenses	(2,124,759)	(1,894,185)
Other liabilities	120,069	(1,100,415)
Net cash provided by (used in) operating activities	(2,119,684)	1,983,140

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	9,142	429,815
Principal payments received on notes receivable	70,016	61,836
Purchase of property and equipment	(1,611,506)	(2,586,566)
(Purchase) redemption of short-term investments	(1,047)	998,843
Advance to equity investee	(150,000)	—
(Increase) decrease in other assets	(362,957)	120,751
Net cash used in investing activities	$(2,046,352)	$(975,321)

	Six Months Ended March 31,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	$7,000,000	$(13,000,000)
Issuance of common stock	—	295,675
Disbursements for loan costs	(109,000)	—
Principal payments on long-term borrowings	(2,080,928)	(2,105,227)
Net cash provided by (used in) financing activities	4,810,072	(14,809,552)

Net increase (decrease) in cash and cash equivalents	644,036	(13,801,733)

Cash and cash equivalents:
Beginning	3,617,582	14,918,605
Ending	$4,261,618	$1,116,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for:
Interest	$1,015,295	$1,415,835
Income taxes	$99,120	$(1,418,352)

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts show below:

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004

Net income (loss), as reported	$78,306	$1,969,814	$(70,784)	$1,118,530
Compensation costs, net of taxes	—	42,034	—	—
Net income (loss), pro forma	78,306	1,927,780	(70,784)	1,118,530
Earnings (loss) per common share, as reported
Basic	0.01	0.35	(0.01)	0.20
Diluted	0.01	0.35	(0.01)	0.20
Earnings (loss) per common share, pro forma
Basic	0.01	0.34	(0.01)	0.20
Diluted	0.01	0.33	(0.01)	0.20

Note 2.   Inventories

The major components of inventories are:

	March 31, 2005	September 30, 2004
	(Unaudited)

Finished goods	$17,196,118	$15,155,035
Work in process	2,192,727	2,668,698
Raw materials and supplies	13,271,336	11,338,763

	$32,660,181	$29,162,496

Note 3.   Financing Arrangements

Long-term debt consists of the following as of March 31, 2005:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at March 31, 2005 was 6.27%. Future minimum quarterly principal installments of $1,000,000 through December 31, 2005 with any remaining balance due January 31, 2006.	$26,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at March 31, 2005 was 5.8%. The revolving lines of credit terminate on January 31, 2006.	8,500,000

Other	93,312
34,593,312
Less current maturities	34,500,000
$93,312

(i)            In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loan facility to September 2006.

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarters ended September 30, 2004 and December 31, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005.  The covenant amendment required the Company to agree to a .25% increase in the interest rate, provided that the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In the event that the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate will increase by ..25%.  The maturity of the credit agreement was modified to January 31, 2006.

(ii)           In addition to quarterly principal payments, the Company may be required to make additional principal payments based on results of the Company’s domestic operating profits, as defined in the credit agreement.

Note 4.   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

	Periods Ended March 31
	Six Months		Three Months
	2005	2004	2005	2004

Net income (loss)	$78,306	$1,969,814	$(70,784)	$1,118,530
Determination of shares:
Weighted average number of common shares outstanding	6,338,519	5,598,122	6,338,519	5,617,591
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	126,663	98,006	*	104,778
Average common shares outstanding for diluted earnings per share computation	6,465,182	5,696,128	6,338,519	5,722,369

Earnings (loss) per common share:
Basic	$0.01	$0.35	$(0.01)	$0.20
Diluted	$0.01	$0.35	$(0.01)	$0.20

*The effect of stock options has not been included for the three months ended March 31, 2005, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.11 and $0.05 for the six and three months ended March 31, 2005, respectively, and $0.13 and $0.06 for the six and three months ended March 31, 2004, respectively.

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

Net sales and operating income (loss) for the Company’s reportable segments for the six and three months ended March 31, 2005 and 2004, were as follows:

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$19,602	$17,126	$9,659	$8,538
Premium Branded Spirits	13,915	11,524	8,098	5,683
Bottling Operations	5,253	5,547	2,345	2,872
Vinegar and Cooking Wine	10,934	10,284	5,410	4,947
	$49,704	$44,481	$25,512	$22,040

Operating Income (Loss)
Bulk Alcohol Products	$6,282	$6,191	$2,711	$3,454
Premium Branded Spirits	(3,343)	(1,887)	(1,359)	(1,191)
Bottling Operations	(2,201)	(1,722)	(1,025)	(743)
Vinegar and Cooking Wine	1,383	1,624	814	758
Corporate Operations	(2,349)	(1,930)	(1,138)	(888)
	$(228)	$2,276	$3	$1,390

Note 6.  Supplemental Executive Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of SFAS No. 132 Employers Disclosures About Pensions and Other Post Retirement Benefits.  The net periodic benefit cost for the six and three months ended March 31, 2005 and 2004, was as follows:

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004
Service cost	$133,403	$22,014	$67,363	$22,014
Interest cost	9,405	1,321	5,442	1,321
Net periodic benefit cost	$142,808	$23,335	$72,805	$23,335

Note 7.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $3.0 million through each of the second quarter of 2005 and 2004.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and an asset on the Company’s consolidated balance sheet.

Note 8.  Reclassification of Cost of Goods Sold

In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $926,152 and $482,999 from cost of goods sold to selling, general and administrative expenses for the six and three months ended March 31, 2004, respectively.

Note 9.  Name Change

On May 2, 2005, the Company announced that it has changed its name from Todhunter International, Inc. to Cruzan International, Inc.  The new name, approved by the Company’s shareholders on March 15, 2005, reflects the Company’s evolving strategic focus on its Cruzan Rum brand, which has continued to experience tremendous growth since its repositioning in the marketplace in the late 1990s.  In conjunction with its new corporate identity, on May 3, 2005, the Company’s common stock began trading on the American Stock Exchange under the new symbol, “RUM.”

Note 10.  Stock Options

On February 24, 2005, the Company’s Compensation Committee granted options to purchase 549,000 shares of the Company’s common stock to officers and other key employees of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains “Forward-Looking Statements,” as defined in section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  For information concerning these factors and related matters, see “Risks that May Affect Future Results” in Item 7, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the six months ended March 31, 2005 compared to the six months ended March 31, 2004, (ii) consolidated results of operations of the Company for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Table 1 – Statement of Income as a Percent of Net Sales

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.9	64.2	65.3	62.2
Gross margin	34.1	35.8	34.7	37.8
Selling, general and administrative expenses	34.5	30.7	34.7	31.5
Operating income (loss)	(0.4)	5.1	0.0	6.3
Interest expense	(2.7)	(3.2)	(3.0)	(3.2)
Other income, net	0.8	2.3	0.8	1.8
Income (loss) before income taxes	(2.3)	4.2	(2.2)	4.9
Income tax benefit	2.5	0.2	1.9	0.2
Net income (loss)	0.2%	4.4%	(0.3)%	5.1%

Table 2 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004
Net Sales
Bulk alcohol products	$19,602	$17,126	$9,659	$8,538
Premium branded spirits	13,915	11,524	8,098	5,683
Bottling operations	5,253	5,547	2,345	2,872
Vinegar and cooking wine	10,934	10,284	5,410	4,947
	49,704	44,481	25,512	22,040

Gross Profit (Loss)
Bulk alcohol products	8,445	9,069	3,772	4,757
Premium branded spirits	6,636	5,073	3,996	2,702
Bottling operations	(828)	(613)	(347)	(240)
Vinegar and cooking wine	2,678	2,377	1,435	1,110
	16,931	15,906	8,856	8,329

Operating Income (Loss)
Bulk alcohol products	6,282	6,191	2,711	3,454
Premium branded spirits	(3,343)	(1,887)	(1,359)	(1,191)
Bottling operations	(2,201)	(1,722)	(1,025)	(743)
Vinegar and cooking wine	1,383	1,624	814	758
Corporate operations	(2,349)	(1,930)	(1,138)	(888)
	$(228)	$2,276	$3	$1,390

Table 3 below provides unit sales volume data for certain Company products.

Table 3 – Unit Sales Volume Data

	Periods Ended March 31,
	Six Months		Three Months
	2005	2004	2005	2004
Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	723	638	359	220
Citrus Spirits	308	55	114	55
Rum	2,394	2,224	979	1,108
Cane Spirits	182	217	71	127
Fortified wine, in gallons	6,100	5,323	3,221	2,570
Premium branded spirits, in cases	342	342	202	141
Bottling operations, in cases	1,178	1,412	598	752
Vinegar
Bulk, in 100 grain gallons	2,419	2,619	1,169	1,254
Cases	352	217	188	100
Drums, in 100 grain gallons	568	650	310	405
Cooking Wine
Bulk, in gallons	1,370	1,426	768	528
Cases	366	366	154	151

Six months ended March 31, 2005 compared to six months ended March 31, 2004.  Unless otherwise noted, references to 2005 represent the six-month period ended March 31, 2005 and references to 2004 represent the six-month period ended March 31, 2004.

Net Sales. Net sales were $49.7 million in 2005, an increase of 11.7% from net sales of $44.5 million in 2004.

Net sales of bulk alcohol products were $19.6 million in 2005, an increase of 14.5% from net sales of $17.1 million in 2004.  The increase in net sales resulted primarily from increased shipments of citrus brandy, citrus spirits, rum and fortified wine, offset by decreased shipments of cane spirits.  The increase in shipments of citrus brandy, citrus spirits, rum and fortified wine was due in part to the timing of customer orders.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  In 2005, unit sales of citrus brandy increased 13.4% compared to 2004, and the average selling price of citrus brandy decreased 3.2%.  Also in 2005, unit sales of the Company’s fortified wine products increased 14.6% compared to 2004, although the average selling price for the Company’s fortified wine decreased 3.5%.  The average selling prices for fortified wine products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $13.9 million in 2005, an increase of 20.8% from net sales of $11.5 million in 2004.  In 2004, net sales of premium branded spirits included $0.7 million of Cruzan ready-to-drink products and other products which were discontinued.  Excluding these discontinued product sales, net sales of premium branded spirits were $13.9 million in 2005, an increase of 28.6% from net sales of $10.8 million in 2004, as the premium branded spirits segment continued its double digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 30.5% in 2005 compared to 2004.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to $21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain prior fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing an increase in the operating loss for this business segment in fiscal 2004.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.

Net sales of the Company’s bottling operations were $5.3 million in 2005, a decrease of 5.3% from net sales of $5.5 million in 2004.  While the unit volume of the Company’s bottling operations decreased 16.5% in 2005, average unit prices increased 13.5% as a result of price increases to certain customers and a change in product mix.  Sales in the Company’s bottling operations have declined in the last three fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company was a large contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations.  However, bottling operations volume did not even meet the Company’s reduced expectations for fiscal 2004, which resulted in a loss in this segment for fiscal 2004.  The Company continues to place an emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $10.9 million in 2005, an increase of 6.3% from net sales of $10.3 million in 2004.   In 2005, total unit sales of vinegar and cooking wine decreased 3.9% compared to 2004, although the average selling price per unit increased 10.6%.  The average selling prices of vinegar and cooking wine increased due to a combination of decreased sales of lower priced white distilled vinegar and an increase in sales of higher priced bulk apple vinegar and vinegar case goods.

Gross Profit. Gross profit was $16.9 million in 2005, an increase of 6.4% from gross profit of $15.9 million in 2004.  During 2005, bulk alcohol gross profit decreased as a result of increased citrus molasses and juice concentrate raw material costs as well as price concessions to fortified wine customers; premium branded spirits gross profit increased with sales; bottling operations gross (loss) was comparable to 2004; and vinegar and cooking wine gross profit increased due to an improved product mix.  Gross margin decreased to 34.1% in 2005 from 35.8% in 2004 as a result of the factors discussed above.  In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $926,152 from cost of goods sold to selling, general and administrative expenses for the six months ended March 31, 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $17.2 million in 2005, an increase of 25.9% from $13.6 million in 2004.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During fiscal 2004, the Company increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.  Also during 2005, the Company’s corporate overhead has increased as a result of increased legal and professional fees incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These costs relate to increased compliance activities and the Company’s ongoing documentation, testing and improvement of its internal control systems and will continue in fiscal 2005.

Operating Income (Loss).  Table 2 sets forth the operating income (loss) by reportable segment of the Company for 2005 and 2004.  The Company’s operating (loss) was $0.2 million in 2005, as compared to operating income of $2.3 million in 2004.  The Company’s premium branded spirits segment had operating losses of $3.3 million in 2005 and $1.9 million in 2004.  As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $2.2 million in 2005 and $1.7 million in 2004.

Interest Expense. Interest expense was $1.4 million in 2005 and 2004.  The Company’s borrowing rates were higher in 2005 compared to 2004.  However, higher rates were offset by lower average borrowings during 2005, resulting in slightly lower interest expense.

Income Tax Expense. During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.3 million and $0.1 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004

Three months ended March 31, 2005 compared to three months ended March 31, 2004.  Unless otherwise noted, references to 2005 represent the three-month period ended March 31, 2005 and references to 2004 represent the three-month period ended March 31, 2004.

Net Sales. Net sales were $25.5 million in 2005, an increase of 15.8% from net sales of $22.0 million in 2004.

Net sales of bulk alcohol products were $9.7 million in 2005, an increase of 13.1% from net sales of $8.5 million in 2004.  The increase in net sales resulted primarily from increased shipments of citrus brandy, citrus spirits and fortified wine, offset by decreased shipments of cane spirits and rum.  The increase in shipments of citrus brandy, citrus spirits and fortified wine was due to the timing of customer orders.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  In 2005, unit sales of the Company’s fortified wine products increased 25.3% compared to 2004, although the average selling price for the Company’s fortified wine decreased 4.4%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $8.1 million in 2005, an increase of 42.5% from net sales of $5.7 million in 2004.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 34.7% in 2005 compared to 2004.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to $21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing an increase in the operating loss for this business segment in fiscal 2004.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.

Net sales of the Company’s bottling operations were $2.3 million in 2005, a decrease of 18.3% from net sales of $2.9 million in 2004.  While the unit volume of the Company’s bottling operations decreased 20.4% in 2005, average unit prices increased as a result of price increases to certain customers and a change in product mix.  Sales in the Company’s bottling operations have declined in the last three fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company was a major contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations.  However, bottling operations volume did not even meet the Company’s reduced expectations for fiscal 2004, which resulted in a loss in this segment for fiscal 2004.  The Company continues to place an emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $5.4 million in 2005, an increase of 9.3% from net sales of $4.9 million in 2004.   In 2005, total unit sales of vinegar and cooking wine increased 6.2% compared to 2004, and the average selling price per unit increased 2.9%.  The average selling prices of vinegar and cooking wine increased due to a combination of decreased sales of lower priced white distilled vinegar and increased sales of higher priced apple and wine vinegar.

Gross Profit. Gross profit was $8.9 million in 2005, an increase of 6.3% from gross profit of $8.3 million in 2004.  During 2005, bulk alcohol gross profit decreased as a result of decreased shipments of rum and price concessions to fortified wine customers; premium branded spirits gross profit increased due to increased sales; bottling operations gross (loss) was comparable to 2004; and vinegar and cooking wine gross profit increased due to improved product mix.  Gross margin decreased to 34.7% in 2005 from 37.8% in 2004 as a result of changes in product mix and increased molasses, juice concentrate and grain alcohol raw material costs.  In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $482,999 from cost of goods sold to selling, general and administrative expenses for the three months ended March 31, 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.9 million in 2005, an increase of 27.6% from $6.9 million in 2004.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During fiscal 2005, the Company has increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.  Also during 2005, the Company’s corporate overhead has increased as a result of increased legal and professional fees incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These costs relate to increased compliance activities and the Company’s ongoing documentation, testing and improvement of its internal control systems which will continue in fiscal 2005.

Operating Income (Loss).  Table 2 sets forth the operating income (loss) by reportable segment of the Company for 2005 and 2004.  The Company’s operating income was $2,744 in 2005, as compared to operating income of $1.4 million in 2004.  The Company’s premium branded spirits segment had operating losses of $1.4 million in 2005 and $1.2 million in 2004.  As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $1.0 million in 2005.

Interest Expense. Interest expense was $0.8 million in 2005 and $0.7 million in 2004.  The Company’s borrowing rates were higher in 2005 compared to 2004.

Income Tax Expense. During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $0.5 million and $0.1 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004.

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

The Company’s contract bottling services business is seasonal.  Demand for contract bottling services is highest from April through October.  During these months the Company’s requirements increase for ingredients, glass bottles, caps, labels, packaging materials and labor.  During fiscal 2004, the Company incurred losses from its bottling operations of $3.9 million.  Management has explored alternatives for its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.

During fiscal 2004, management increased selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.  To the extent that the increased expenditures do not result in increased sales of the Cruzan brand, the Company’s short-term liquidity may be adversely affected.  However, management actively monitors sales and expenditures on an ongoing basis, and retains the ability to adjust its level of expenditures in response to market conditions and in order to maintain sufficient liquidity.

Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash used in operating activities in 2005 was $2.1 million, which resulted from $1.3 million in net income adjusted for noncash items, less $3.4 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2005 was $2.0 million, which resulted primarily from $1.6 million of capital expenditures and $0.2 million of advances to equity investees.

Net cash provided by financing activities in 2005 was $4.8 million, which resulted primarily from payments of $2.1 million of long-term debt offset by borrowings of $7.0 million on the Company’s line of credit.

In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loan facility to September 2006.

In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarters ended September 30, 2004 and December 31, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005.  The covenant amendment required the Company to agree to a .25% increase in the interest rate, provided that the Funded Debt to EBITDA ratio is between 2.50 and 3.25.  In the event that the Company’s Funded Debt to EBITDA ratio is between 3.26 and 4.00, the interest rate will increase by ..25%.  The maturity of the credit agreement was modified to January 31, 2006.  The Company is currently reviewing proposals relating to the refinancing of its long-term debt.

The Company’s total outstanding bank debt was $34.5 million as of March 31, 2005, and its ratio of total debt to equity was 0.63 to 1.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form
10-K for the year ended September 30, 2004.  As of March 31, 2005, there have been no material changes to the information provided therein.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no changes in the Company’s internal controls during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on March 15, 2005, in West Palm Beach, Florida, for the following purposes:

(i)             to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the company’s corporate name from Todhunter International, Inc. to Cruzan International, Inc.; and

(ii)          to elect two Class I directors to hold office for a term of three years.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations.

Election of Directors

All of management’s nominees for election as directors as listed in the proxy statement were elected.  The results of the election were as follows:

Name	Class	For	Withheld	Abstentions and Broker Non-Votes
Donald L. Kasun	I	5,827,883	10,500	0
Thomas A. Valdes	I	5,728,474	109,909	0

Following the annual meeting, Michael E. Carballo, Joseph R. Cook and Leonard G. Rogers continue to serve as Class II directors with terms expiring at the 2006 annual meeting, and Jay S. Maltby, Edward F. McDonnell and D. Chris Mitchell continue to serve as Class III directors with terms expiring at the 2007 Annual Meeting.

Approval of Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation

For	Against	Abstain
5,834,117	3,900	366

Item 6.  Exhibits

11.1	Statement of Computation of Per Share Earnings (1)
20.1	Earnings press release for the second quarter and six months ended March 31, 2005 (2)
31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)
32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (2)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (2)

(1)                                  Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(2)                                  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: May 13, 2005	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer