Form 10-Q
period 2005-06-30
CRUZAN INTERNATIONAL, INC.
filed 2005-08-15
CIK 98544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of August 9, 2005 was 6,747,306.

CRUZAN INTERNATIONAL, INC.

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Consolidated Balance Sheets - June 30, 2005 (unaudited) and September 30, 2004	1

		Consolidated Statements of Operations - Nine Months and Three Months Ended June 30, 2005 and 2004, unaudited	3

		Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2005 and 2004, unaudited	4

		Notes to Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	*

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	*

	Item 3	Defaults Upon Senior Securities	*

	Item 4	Submission of Matters to a Vote of Security Holders	*

	Item 5	Other Information	*

	Item 6	Exhibits	22

	Signatures		23

* Item is omitted because answer is negative or item is inapplicable.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,969,992	$3,617,582
Short-term investments	218,351	216,246
Trade receivables	22,056,903	17,970,125
Other receivables	2,955,963	2,448,611
Inventories	31,905,359	29,162,496
Notes receivable, current maturities	527,443	3,559,409
Deferred income taxes	1,521,000	981,000
Other current assets	3,104,289	3,195,781
Total current assets	64,259,300	61,151,250

LONG-TERM INVESTMENTS AND RECEIVABLES
Investments in and advances to equity investees	2,563,129	2,232,285
Notes receivable from affiliates, less current maturities	375,000	375,000
Notes receivable, less current maturities	335,207	411,060
	3,273,336	3,018,345

PROPERTY AND EQUIPMENT	98,490,205	96,666,655
Less accumulated depreciation	59,735,478	56,716,805
	38,754,727	39,949,850

GOODWILL	20,524,404	20,524,404
TRADEMARKS	838,831	893,648
DEFERRED LOAN COSTS	356,966	634,910
DEFERRED INCOME TAXES	1,413,500	—
OTHER ASSETS	2,218,737	1,660,219
	$131,639,801	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$27,100,000	$4,000,000
Accounts payable	14,212,839	11,868,947
Accrued expenses	3,835,292	4,726,253
Total current liabilities	45,148,131	20,595,200

LONG-TERM DEBT, less current maturities	21,774	25,674,240

DEFERRED INCOME TAXES	—	648,000

OTHER LIABILITIES	1,285,598	1,091,248
	46,455,503	48,008,688

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 6,846,506 shares June 30, 2005 and 6,437,719 shares September 30, 2004	68,465	64,377
Additional paid-in capital	34,451,041	28,916,707
Retained earnings	51,402,572	51,580,634
	85,922,078	80,561,718
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	85,184,298	79,823,938
	$131,639,801	$127,832,626

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Sales	$97,352,138	$88,954,982	$35,367,382	$32,537,957
Less excise taxes	19,856,067	18,988,128	7,575,138	7,052,598
Net sales	77,496,071	69,966,854	27,792,244	25,485,359

Cost of goods sold	51,607,060	46,094,983	18,833,850	17,519,481
Gross profit	25,889,011	23,871,871	8,958,394	7,965,878

Selling, general and administrative expenses	27,038,436	23,109,709	9,879,545	9,479,264
Operating income (loss)	(1,149,425)	762,162	(921,151)	(1,513,386)

Other income (expense):
Interest income	283,438	433,395	96,867	73,164
Interest expense	(2,010,217)	(1,958,351)	(645,876)	(551,933)
Equity in income of equity investee	330,844	425,993	168,691	76,370
Other, net	74,428	404,681	8,563	111,110
	(1,321,507)	(694,282)	(371,755)	(291,289)

Income (loss) before income taxes	(2,470,932)	67,880	(1,292,906)	(1,804,675)

Income tax expense (benefit):
Current	308,630	(2,548,928)	188,962	(1,848,169)
Deferred	(2,601,500)	871,500	(1,225,500)	268,000
	(2,292,870)	(1,677,428)	(1,036,538)	(1,580,169)

Net income (loss)	$(178,062)	$1,745,308	$(256,368)	$(224,506)

Earnings (loss) per common share:
Basic	$(0.03)	$0.31	$(0.04)	$(0.04)
Diluted	$(0.03)	$0.30	$(0.04)	$(0.04)

Common shares and equivalents outstanding:
Basic	6,351,995	5,620,427	6,378,948	5,647,782
Diluted	6,351,995	5,737,336	6,378,948	5,647,782

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(178,062)	$1,745,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,595,884	3,966,232
Amortization of trademarks and other assets	64,666	30,150
Amortization of deferred loan costs	386,944	225,000
(Gain) loss on sale of property and equipment	26,492	(267,997)
Equity in income of equity investees	(330,844)	(425,993)
Deferred income taxes	(2,601,500)	871,500
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(4,594,130)	1,072,554
Inventories	(2,742,863)	(2,986,544)
Other current assets	91,493	(1,510,689)
Increase (decrease) in:
Accounts payable	2,343,892	1,856,934
Accrued expenses	(890,961)	(2,357,002)
Other liabilities	194,350	(933,064)
Net cash provided by (used in) operating activities	(4,634,639)	1,286,389

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	21,990	503,591
Principal payments received on notes receivable	3,107,819	86,709
Purchase of property and equipment	(2,449,243)	(3,956,717)
(Purchase) redemption of short-term investments	(2,105)	1,603,601
Increase in other assets	(568,367)	(512,659)
Net cash provided by (used in) investing activities	$110,094	$(2,275,475)

	Nine Months Ended June 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on line of credit	$600,000	$(18,750,000)
Issuance of common stock	5,538,421	10,138,999
Disbursements for loan costs	(109,000)	(67,500)
Principal payments on long-term borrowings	(3,152,466)	(3,102,305)
Net cash provided by (used in) financing activities	2,876,955	(11,780,806)

Net decrease in cash and cash equivalents	(1,647,590)	(12,769,892)

Cash and cash equivalents:
Beginning	3,617,582	14,918,605
Ending	$1,969,992	$2,148,713

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for:
Interest	$1,564,173	$1,987,668
Income taxes	$304,999	$(1,339,140)

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts show below:

	Periods Ended June 30,
	Nine Months		Three Months
	2005	2004	2005	2004

Net income (loss), as reported	$(178,062)	$1,745,308	$(256,368)	$(224,506)
Compensation costs, net of taxes	235,136	42,034	235,136	—
Net income (loss), pro forma	(413,198)	1,703,274	(491,504)	(224,506)
Earnings (loss) per common share, as reported
Basic	(0.03)	0.31	(0.04)	(0.04)
Diluted	(0.03)	0.30	(0.04)	(0.04)
Earnings (loss) per common share, pro forma
Basic	(0.07)	0.30	(0.08)	(0.04)
Diluted	(0.07)	0.30	(0.08)	(0.04)

On February 24, 2005, the Company’s Compensation Committee granted options to purchase 549,000 shares of the Company’s common stock to officers and other key employees of the Company.

Note 2.   Inventories

The major components of inventories are:

	June 30, 2005	September 30, 2004
	(Unaudited)

Finished goods	$18,296,490	$15,155,035
Work in process	1,855,541	2,668,698
Raw materials and supplies	11,753,328	11,338,763

	$31,905,359	$29,162,496

Note 3.   Financing Arrangements

Long-term debt consists of the following as of June 30, 2005:

Term loans under a credit agreement (i) (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate at June 30, 2005 was 6.76%. Future minimum quarterly principal installments of $1,000,000 through December 31, 2005 with any remaining balance due January 31, 2006.	$25,000,000

Revolving loans under a credit agreement (i), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate at June 30, 2005 was 6.175%. The revolving lines of credit terminate on January 31, 2006.	2,100,000

Other	21,774
27,121,774
Less current maturities	27,100,000
$21,774

(i)                                     In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loan facility to September 2006.  In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarters ended September 30, 2004 and December 31, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005 and the maturity of the credit agreement was modified to January 31, 2006, at which time the final principal payment plus accrued interest will be due.  Currently, the Company is considering its alternatives with respect to refinancing its existing credit agreement, including refinancing with an asset based facility during the quarter ending December 31, 2005, although there is no assurance that it will be able to do so.

In August 2005, the credit agreement was modified to approve the prospective change in control of the Company from Angostura, Limited to V&S Vin & Sprit AB (“V&S”) and the Company received a waiver of its fixed charge coverage financial covenant for the quarter ended June 30, 2005.

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

	Periods Ended June 30
	Nine Months		Three Months
	2005	2004	2005	2004

Net income (loss)	$(178,062)	$1,745,308	$(256,368)	$(224,506)
Determination of shares:
Weighted average number of common shares outstanding	6,351,995	5,620,427	6,378,948	5,647,782
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	*	116,909	*	*
Average common shares outstanding for diluted earnings per share computation	6,351,995	5,737,336	6,378,948	5,647,782

Earnings (loss) per common share:
Basic	$(0.03)	$0.31	$(0.04)	$(0.04)
Diluted	$(0.03)	$0.30	$(0.04)	$(0.04)

*The effect of stock options has not been included, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.15 and $0.04 for the nine and three months ended June 30, 2005, respectively, and $0.19 and $0.06 for the nine and three months ended June 30, 2004, respectively.

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

Net sales and operating income (loss) for the Company’s reportable segments for the nine and three months ended June 30, 2005 and 2004, were as follows:

	Periods Ended June 30,
	Nine Months		Three Months
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Sales
Bulk Alcohol Products	$29,793	$27,024	$10,191	$9,898
Premium Branded Spirits	23,734	18,708	9,819	7,184
Bottling Operations	8,381	8,799	3,128	3,252
Vinegar and Cooking Wine	15,588	15,436	4,654	5,151
	$77,496	$69,967	$27,792	$25,485

Operating Income (Loss)
Bulk Alcohol Products	$8,048	$8,386	$1,767	$2,195
Premium Branded Spirits	(4,863)	(4,669)	(1,520)	(2,781)
Bottling Operations	(2,949)	(2,445)	(749)	(723)
Vinegar and Cooking Wine	1,897	2,539	515	915
Corporate Operations	(3,282)	(3,049)	(934)	(1,119)
	$(1,149)	$762	$(921)	$(1,513)

Note 6.  Supplemental Executive Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The plan is an unfunded plan within the meaning of SFAS No. 132 Employers Disclosures about Pensions and Other Post Retirement Benefits.  The net periodic benefit cost for the nine and three months ended June 30, 2005 and 2004, was as follows:

	Periods Ended June 30,
	Nine Months		Three Months
	2005	2004	2005	2004
Service cost	$203,408	$88,055	$70,005	$66,041
Interest cost	17,805	5,283	8,400	3,962

Net periodic benefit cost	$221,213	$93,338	$78,405	$70,003

Note 7.  Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $5.6 million and $7.0 million through each of its third quarter of 2005 and 2004, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of income and an asset on the Company’s consolidated balance sheet.

Note 8.  Reclassification of Cost of Goods Sold

In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has reclassified its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $1,516,366 and $590,214 from cost of goods sold to selling, general and administrative expenses for the nine and three months ended June 30, 2004, respectively.

Note 9.  Name Change

On May 2, 2005, the Company announced that it had changed its name from Todhunter International, Inc. to Cruzan International, Inc.  The new name, approved by the Company’s shareholders on March 15, 2005, reflects the Company’s evolving strategic focus on its Cruzan Rum brand, which has continued to experience tremendous growth since its repositioning in the marketplace in the late 1990s.  In conjunction with its new corporate identity, on May 3, 2005, the Company’s common stock began trading on the American Stock Exchange under the new symbol, “RUM.”

Note 10.  Issuance of Common Stock

In June 2005, the Company received $5.5 million, net of expenses, from a fully subscribed rights offering and as a result issued 408,787 shares of common stock.

Note 11.  Change of Control and Merger Agreement

On June 3, 2005, the Company announced that Angostura, Ltd. (“Angostura”), the Company’s controlling stockholder, had entered into a Stock Purchase Agreement with V&S Vin & Sprit AB, the Swedish-based international wine and spirits company (“V&S”), pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  The Stock Purchase Agreement is subject to normal closing conditions, including the approval of the board of directors of the Company.  In connection with such approval and any other related issues, the Company’s board of directors has appointed a Special Committee of independent directors (the “Special Committee”).  The purchase and sale is expected to close on or before September 30, 2005.

On July 8, 2005, the Company announced that The Absolut Spirits Company, Inc., a Delaware corporation (“ASCI”), a wholly-owned subsidiary of V&S, had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of ASCI would merge with and into the Company, and each issued share of Company common stock not owned by Angostura would be converted into the right to receive $28.37 in cash (the “ASCI Proposal”).  The ASCI Proposal is conditioned upon, among other things, receipt of appropriate stockholder and regulatory approvals.

The Company’s board of directors and its Special Committee consisting solely of independent directors intend to evaluate the ASCI Proposal in a manner consistent with their fiduciary duties.  The Company cannot assure that the ASCI Proposal will result in a definitive agreement with ASCI, or that any merger under such a definitive agreement will be consummated.  If the Company’s board of directors determines that the terms of the ASCI Proposal are fair to Company stockholders, and enters into a definitive agreement with ASCI, the Company will call a Special Meeting of its stockholders and file a proxy statement and other relevant documents concerning the ASCI Proposal with the Securities and Exchange Commission.

On July 21, 2005, the Company announced that pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, the U.S. Federal Trade Commission and the U.S. Department of Justice have granted clearance for the proposed acquisition by ASCI of controlling interest in the Company from Angostura at a price of $28.37 per share, pursuant to the Stock Purchase Agreement between Angostura and V&S.  The Stock Purchase is conditioned upon, among other things, receipt of certain regulatory approvals, including approval by certain state alcoholic beverage commissions.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, (ii) consolidated results of operations of the Company for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Table 1 – Statement of Income as a Percent of Net Sales

	Periods Ended June 30, (unaudited)
	Nine Months		Three Months
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	65.9	67.8	68.7
Gross margin	33.4	34.1	32.2	31.3
Selling, general and administrative expenses	34.9	33.0	35.5	37.2
Operating income (loss)	(1.5)	1.1	(3.3)	(5.9)
Interest expense	(2.6)	(2.8)	(2.3)	(2.2)
Other income, net	0.9	1.8	1.0	1.0
Income (loss) before income taxes	(3.2)	0.1	(4.6)	(7.1)
Income tax benefit	3.0	2.4	3.7	6.2
Net income (loss)	(0.2)%	2.5%	(0.9)%	(0.9)%

Table 2 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Periods Ended June 30, (unaudited)
	Nine Months		Three Months
(In Thousands)	2005	2004	2005	2004
Net Sales
Bulk alcohol products	$29,793	$27,024	$10,191	$9,898
Premium branded spirits	23,734	18,708	9,819	7,184
Bottling operations	8,381	8,799	3,128	3,252
Vinegar and cooking wine	15,588	15,436	4,654	5,151
	77,496	69,967	27,792	25,485

Gross Profit (Loss)
Bulk alcohol products	11,378	12,781	2,933	3,712
Premium branded spirits	11,545	8,281	4,909	3,208
Bottling operations	(904)	(835)	(76)	(221)
Vinegar and cooking wine	3,870	3,645	1,192	1,267
	25,889	23,872	8,958	7,966

Operating Income (Loss)
Bulk alcohol products	8,048	8,386	1,767	2,195
Premium branded spirits	(4,863)	(4,669)	(1,520)	(2,781)
Bottling operations	(2,949)	(2,445)	(749)	(723)
Vinegar and cooking wine	1,897	2,539	515	915
Corporate operations	(3,282)	(3,049)	(934)	(1,119)
	$(1,149)	$762	$(921)	$(1,513)

Table 3 below provides unit sales volume data for certain Company products.

Table 3 – Unit Sales Volume Data

	Periods Ended June 30,
	Nine Months		Three Months
(In Thousands)	2005	2004	2005	2004
Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	985	992	262	354
Citrus Spirits	421	110	113	55
Rum	3,681	3,575	1,286	1,351
Cane Spirits	288	359	106	142
Fortified wine, in gallons	9,505	8,404	3,404	3,081
Premium branded spirits, in cases	551	517	209	175
Bottling operations, in cases	1,987	2,289	809	878
Vinegar
Bulk, in 100 grain gallons	3,585	3,912	1,167	1,293
Cases	494	364	142	147
Drums, in 100 grain gallons	954	1,193	386	543
Cooking Wine
Bulk, in gallons	2,075	2,017	705	590
Cases	473	500	107	135

Nine months ended June 30, 2005 compared to nine months ended June 30, 2004.  Unless otherwise noted, references to 2005 represent the nine-month period ended June 30, 2005 and references to 2004 represent the nine-month period ended June 30, 2004.

Net Sales. Net sales were $77.5 million in 2005, an increase of 10.8% from net sales of $70.0 million in 2004.

Net sales of bulk alcohol products were $29.8 million in 2005, an increase of 10.2% from net sales of $27.0 million in 2004.  The increase in net sales resulted primarily from increased shipments of citrus spirits, rum and fortified wine, offset by decreased shipments of citrus brandy and cane spirits.  The increase in shipments of citrus spirits, rum and fortified wine and decrease in shipments of citrus brandy and cane spirits was due in part to the timing of customer orders.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  In 2005, unit sales of citrus brandy decreased 0.7% compared to 2004, and the average selling price of citrus brandy decreased 3.3%.  Also in 2005, unit sales of the Company’s fortified wine products increased 13.1% compared to 2004, although the average selling price for the Company’s fortified wine decreased 4.0%.  The average selling prices for fortified wine products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $23.7 million in 2005, an increase of 26.9% from net sales of $18.7 million in 2004.  In 2004, net sales of premium branded spirits included $0.7 million of Cruzan ready-to-drink products and other products which were discontinued.  Excluding these discontinued product sales, net sales of premium branded spirits were $23.7 million in 2005, an increase of 31.8% from net sales of $18.0 million in 2004, as the premium branded spirits segment continued its double digit growth.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 30.2% in 2005 compared to 2004.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to

$21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain prior fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing an increase in the operating loss for this business segment in fiscal 2004.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.

Net sales of the Company’s bottling operations were $8.4 million in 2005, a decrease of 4.8% from net sales of $8.8 million in 2004.  While the unit volume of the Company’s bottling operations decreased 13.2% in 2005, average unit prices increased 9.7% as a result of price increases to certain customers and a change in product mix.  Sales in the Company’s bottling operations have declined in the last three fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company was a large contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations.  However, bottling operations volume did not even meet the Company’s reduced expectations for fiscal 2004, which resulted in a loss in this segment for fiscal 2004.  The Company continues to place an emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $15.6 million in 2005, an increase of 1.0% from net sales of $15.4 million in 2004.  In 2005, total unit sales of vinegar and cooking wine decreased 5.1% compared to 2004, although the average selling price per unit increased 6.4%.  The average selling prices of vinegar and cooking wine increased due to a combination of decreased sales of lower priced white distilled vinegar and an increase in sales of higher priced bulk apple vinegar and vinegar case goods.

Gross Profit. Gross profit was $25.9 million in 2005, an increase of 8.4% from gross profit of $23.9 million in 2004.  During 2005, bulk alcohol gross profit decreased as a result of increased citrus molasses and juice concentrate raw material costs as well as price concessions to fortified wine customers; premium branded spirits gross profit increased with sales; bottling operations gross loss was comparable to 2004; and vinegar and cooking wine gross profit increased due to an improved product mix.  Gross margin decreased to 33.4% in 2005 from 34.1% in 2004 as a result of the factors discussed above.  In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has restated its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $1,516,366 from cost of goods sold to selling, general and administrative expenses for the nine months ended June 30, 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $27.0 million in 2005, an increase of 17.0% from $23.1 million in 2004.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During fiscal 2004, the Company increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.  Also during 2005, the Company’s corporate overhead has increased as a result of increased legal and professional fees incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These costs relate to increased compliance activities and the Company’s ongoing documentation, testing and improvement of its internal control systems.

Operating Income (Loss).  Table 2 sets forth the operating income (loss) by reportable segment of the Company for 2005 and 2004.  The Company’s operating loss was $1.1 million in 2005, as compared to operating income of $0.8 million in 2004.  The Company’s premium branded spirits segment had operating losses of $4.9 million in 2005 and $4.7 million in 2004.  As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $2.9 million in 2005 and $2.4 million in 2004.

Interest Expense. Interest expense was $2.0 million in 2005 and 2004.  The Company’s borrowing rates were higher in 2005 compared to 2004.  However, higher rates were offset by slightly lower average borrowings during 2005.

Income Tax Expense (Benefit). During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $2.3 million and $1.7 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.  Unless otherwise noted, references to 2005 represent the three-month period ended June 30, 2005 and references to 2004 represent the three-month period ended June 30, 2004.

Net Sales. Net sales were $27.8 million in 2005, an increase of 9.1% from net sales of $25.5 million in 2004.

Net sales of bulk alcohol products were $10.2 million in 2005, an increase of 3.0% from net sales of $9.9 million in 2004.  The increase in net sales resulted primarily from increased shipments of citrus spirits and fortified wine, offset by decreased shipments of citrus brandy, cane spirits and rum.  The increase in shipments of citrus spirits and fortified wine was due to the timing of customer orders.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  In 2005, unit sales of the Company’s fortified wine products increased 10.5% compared to 2004, although the average selling price for the Company’s fortified wine decreased 4.7%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $9.8 million in 2005, an increase of 36.7% from net sales of $7.2 million in 2004.

Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 29.8% in 2005 compared to 2004.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to $21.0 million in fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Flavored Rums, management significantly increased its marketing budget for fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing an increase in the operating loss for this business segment in fiscal 2004.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.

Net sales of the Company’s bottling operations were $3.1 million in 2005, a decrease of 3.8% from net sales of $3.3 million in 2004.  While the unit volume of the Company’s bottling operations decreased 7.8% in 2005, average unit prices increased 4.3% as a result of price increases to certain customers and a change in product mix.  Sales in the Company’s bottling operations have declined in the last three fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company was a major contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations.  However, bottling operations volume did not even meet the Company’s reduced expectations for fiscal 2004, which resulted in a loss in this segment for fiscal 2004.  The Company continues to place an emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company has explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one profitable bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $4.7 million in 2005, a decrease of 9.7% from net sales of $5.2 million in 2004.  The decrease in shipments of certain vinegar and cooking wine products was due to the timing of customer orders.  In 2005, total unit sales of vinegar and cooking wine decreased 7.5% compared to 2004, and the average selling price per unit decreased 2.4%.  The average selling prices of vinegar and cooking wine decreased due to a change in product mix.

Gross Profit. Gross profit was $9.0 million in 2005, an increase of 12.5% from gross profit of $8.0 million in 2004.  During 2005, bulk alcohol gross profit decreased as a result of decreased shipments of citrus brandy and rum and price concessions to fortified wine customers; premium branded spirits gross profit increased due to increased sales; bottling operations gross loss was comparable to 2004; and vinegar and cooking wine gross profit was comparable to 2004.  Gross margin increased to 32.2% in 2005 from 31.3% in 2004 as a result of changes in product mix.  In the first quarter of fiscal 2005, the Company changed the classification of certain expenses from cost of goods sold to selling, general and administrative as a result of a review and improvement in its financial reporting practices.  The Company has reclassified its prior year statement of income to reflect the new classification.  This resulted in the reclassification of $590,214 from cost of goods sold to selling, general and administrative expenses for the three months ended June 30, 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.9 million in 2005, an increase of 4.2% from $9.5 million in 2004.  The increase was primarily attributable to increased administrative, marketing and advertising expenses in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During fiscal 2005, the Company has increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management has continued to increase expenditures in fiscal 2005 to improve brand growth.

Operating Income (Loss).  Table 2 sets forth the operating income (loss) by reportable segment of the Company for 2005 and 2004.  The Company’s operating loss was $0.9 million in 2005, as compared to an operating loss of $1.5 million in 2004.  The Company’s premium branded spirits segment had operating losses of $1.5 million in 2005 and $2.8 million in 2004.  As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $0.7 million in 2005 and 2004.

Interest Expense. Interest expense was $0.6 million in 2005 and 2004.  The Company’s borrowings and rates were slightly higher in 2005 compared to 2004 due to higher borrowings and rates.

Income Tax Expense (Benefit). During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.0 million and $1.6 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004.

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

Operating Activities

Net cash used in operating activities in 2005 was $4.6 million, which resulted from $1.0 million in net income adjusted for noncash items, less $5.6 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash provided by investing activities in 2005 was $0.1 million, which resulted primarily from principal payments received on notes receivable of $3.1 million, offset by $2.4 million of capital expenditures and a $0.6 million increase in other assets.

Net cash provided by financing activities in 2005 was $2.9 million, which resulted primarily from proceeds of $5.5 million from the issuance of common stock, offset by payments of $3.2 million of long-term debt.  In June

2005, the Company received $5.5 million, net of expenses, from a fully subscribed rights offering and as a result issued 408,787 shares of common stock.

In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  In June 2004, the credit agreement was modified to extend the maturity date of the revolving loan facility to September 2006.  In December 2004, the Company received a waiver of its financial covenants compliance requirement for the quarters ended September 30, 2004 and December 31, 2004.  The financial covenant requirements were also amended prospectively in accordance with the Company’s business plan for fiscal 2005 and the maturity of the credit agreement was modified to January 31, 2006, at which time the final principal payment plus accrued interest will be due.  Currently, the Company is considering its alternatives with respect to refinancing its existing credit agreement, including refinancing with an asset based facility during the quarter ending December 31, 2005, although there is no assurance that it will be able to do so.

In August 2005, the credit agreement was modified to approve the prospective change in control of the Company from Angostura, Limited to V&S Vin & Sprit AB (“V&S”) and the Company received a waiver of its fixed charge coverage financial covenant for the quarter ended June 30, 2005.

The Company’s total outstanding bank debt was $27.1 million as of June 30, 2005, and its ratio of total debt to equity was 0.55 to 1.

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

Change of Control and Merger Agreement

On June 3, 2005, the Company announced that Angostura, Ltd. (“Angostura”), the Company’s controlling stockholder, had entered into a Stock Purchase Agreement with V&S Vin & Sprit AB, the Swedish-based international wine and spirits company (“V&S”), pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  The Stock Purchase Agreement is subject to normal closing conditions, including the approval of the board of directors of the Company.  In connection with such approval and any other related issues, the Company’s board of directors has appointed a special committee of independent directors (the “Special Committee”).  The purchase and sale is expected to close on or before September 30, 2005.

On July 8, 2005, the Company announced that The Absolut Spirits Company, Inc., a Delaware corporation (“ASCI”), a wholly-owned subsidiary of V&S, had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary (“Subsidiary”) of ASCI would merge with and into the Company, and each issued share of Company common stock not owned by Angostura would be converted into the right to receive $28.37 in cash (the “ASCI Proposal”).  The ASCI Proposal is conditioned upon, among other things, receipt of appropriate stockholder and regulatory approvals.

The Company’s board of directors and its Special Committee intend to evaluate the ASCI Proposal in a manner consistent with their fiduciary duties.  The Company cannot assure that the ASCI Proposal will result in a definitive agreement with ASCI, or that any merger under such a definitive agreement will be consummated.  If the Company’s board of directors determines that the terms of the ASCI Proposal are fair to Company stockholders, and enters into a definitive agreement with ASCI, the Company will call a Special Meeting of its stockholders and file a proxy statement and other relevant documents concerning the ASCI Proposal with the Securities and Exchange Commission.

On July 21, 2005, the Company announced that pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, the U.S. Federal Trade Commission and the U.S. Department of Justice have granted clearance for the proposed acquisition by ASCI of controlling interest in the Company from Angostura at a price of $28.37 per share, pursuant to the Stock Purchase Agreement between Angostura and V&S.  The Stock Purchase is conditioned upon, among other things, receipt of certain regulatory approvals, including approval by certain state alcoholic beverage commissions.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.  As of June 30, 2005, there have been no material changes to the information provided therein.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no changes in the Company’s internal controls during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

11.1	Statement of Computation of Per Share Earnings (1)

20.1	Earnings press release for the third quarter and nine months ended June 30, 2005 (2)

31.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

32.1	Certification of Jay S. Maltby, Chairman, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (2)

32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (2)

(1)                                  Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)                                  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	/s/ Jay S. Maltby
Jay S. Maltby
Chairman, Chief Executive Officer and President

Date: August 11, 2005	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer