Form 10-K
period 2005-09-30
CRUZAN INTERNATIONAL, INC.
filed 2006-01-11
CIK 98544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005	Commission File Number 1-13453

CRUZAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-1284057
(State of Incorporation)	(IRS Employer Identification Number)

222 Lakeview Avenue, Suite 1500, West Palm Beach, FL	33401
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (561) 655-8977

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒  No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of Title 17, Code of Federal Regulations) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☐ Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 2, 2005 (computed by reference to the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on such date):  $67,629,619.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of December 2, 2005, was 6,748,992.

There were no shares of Preferred Stock outstanding as of December 2, 2005.

Documents Incorporated by Reference: None.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties, and other factors that may cause such a difference include, without limitation, those noted under “Risks That May Affect Future Results” beginning on page 10.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

General Overview

Cruzan International, Inc. (the “Company”) is a producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under private labels; and produces vinegar and cooking wine.  The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands, and purchases certain products for resale.  The Company is a Delaware corporation organized in 1970 as a successor to a business founded in the Bahamas in 1964.

Market share and industry data and rankings disclosed in this report have been obtained from industry and government publications, as indicated; the Company has not independently verified this information, although management believes such data and rankings to be reasonably accurate.  All references in this report to “Fiscal 2005,” “Fiscal 2004” and “Fiscal 2003” refer to the Company’s fiscal years ended September 30 of such year.

Dominant Supplier of Bulk Alcohol Products

Management believes that the Company is the largest supplier of bulk rum in the United States based on reports of U.S. Imports for Consumption prepared by the Department of Census and that the Company’s market share of bulk rum products in the United States is more than 90%.  Management believes that the Company is the largest supplier of fortified citrus wine in the United States and is only aware of one other domestic supplier of fortified citrus wine.  Management is aware of only one other United States manufacturer of citrus brandy and citrus spirits and believes that the Company’s market share for these products is approximately 80% and 60%, respectively.

2005 Developments

Name Change

On May 2, 2005, the Company announced that it had changed its name from Todhunter International, Inc. to Cruzan International, Inc.  The new name, approved by the Company’s shareholders on March 15, 2005, reflects the Company’s evolving strategic focus on its Cruzan Rum brand, which has continued to experience tremendous growth since its repositioning in the marketplace in the late 1990s.  In conjunction with its new corporate identity, on May 3, 2005, the Company’s common stock began trading on the American Stock Exchange under its new symbol, “RUM.”

Change of Control and Merger Agreement

On June 3, 2005, the Company announced that Angostura, Ltd. (“Angostura”), the Company’s then controlling stockholder, had entered into a Stock Purchase Agreement with V&S Vin & Sprit AB, a Swedish-based international wine and spirits company (“V&S”), pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  V&S subsequently assigned its rights in the Stock Purchase Agreement to The Absolut Spirits Company, Inc., a Delaware corporation (“ASCI”), its wholly-owned subsidiary.  The purchase and sale closed on September 26, 2005.

On July 8, 2005, the Company announced that ASCI had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of ASCI would merge with and into the Company, and each issued share of Company common stock not then owned by Angostura would be converted into the right to receive $28.37 in cash (the “ASCI Proposal”).

On September 30, 2005, the Company, ASCI, and Cruzan Acquisition, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ASCI (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

On December 1, 2005, the Company filed a preliminary proxy statement and other relevant documents concerning the ASCI Proposal with the Securities and Exchange Commission (the “Commission”) and intends to call a Special Meeting of its stockholders to vote on the Merger.

Other Developments

During Fiscal 2005, the Company continued its strategy of growing its premium branded spirits segment and capitalizing on its position in the flavored rum category by expanding its sales force and increasing its marketing budget, partly in response to increased competition from the Company’s major rum spirits competitors, primarily Bacardi, Diageo, Remy Cointreau and Pernod Ricard.  Fiscal 2005 was the second year that the Company sponsored celebrity entertainer Kenny Chesney to increase the brand awareness of Cruzan Rum.  Kenny Chesney was the Country Music Awards and American Music Awards “Entertainer of the Year” and Academy of Country Music top male vocalist of the year in 2004.  The Company has a sponsorship contract with Kenny Chesney for an additional two years.  Management believes that the Company’s brand promotion strategies have been effective in increasing the sales growth of the Cruzan Rum brand by 21% during Fiscal 2005.

In June 2005, the Company received $5.5 million, net of expenses, from a fully subscribed rights offering and as a result issued 408,787 shares of common stock.

In order to reduce losses in the Company’s bottling operations, in December 2004, management decided to discontinue production of all products in the Lake Alfred bottling plant with the exception of one bottling line that bottles vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

On December 14, 2005, the Company entered into a loan arrangement with V&S consisting of a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are non-amortizing and have no financial covenant requirements.  On December 16, 2005, the Company used the proceeds of these notes to refinance its existing credit agreement.

In Fiscal 2005, the Company had a loss before income tax benefit of $14.5 million compared to a loss before income tax benefit of $4.6 million in Fiscal 2004.  After income taxes, the Company’s net loss was $10.7 million in Fiscal 2005 compared to a net loss of $0.9 million in Fiscal 2004.  This loss was primarily due to (1) the increased marketing expenditures in our premium branded spirits segment, (2) continuing losses in the Company’s bottling operations and (3) the recording, as an expense, of the obligation of Angostura, the former majority owner of the Company, to make a payment of $9,000,000 to certain members of management of the Company.  Pursuant to a letter agreement entered into between Angostura and certain of the Company’s management on June 2, 2005, Angostura agreed to pay to certain of the Company’s management an aggregate amount of $9 million if the sale of

Angostura’s controlling interest in the Company to ASCI were completed.  Although this sale was completed on September 26, 2005, as of December 16, 2005, this payment has not been made.  This payment is not the obligation of the Company and was negotiated between certain members of management and the former majority owner without the participation of or ratification by the Company’s board of directors or any committee thereof and does not affect the Company’s balance sheet or cash flow statement.  However, under Staff Accounting Bulletin 107 issued by the Commission relating to accounting for expenses or liabilities paid by principal stockholder(s), this expected payment by Angostura was treated as an expense of the Company in the statement of operations, and as a contribution to additional paid-in capital on the balance sheet.

Business Segments

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its results in four operating segments:

•                  Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

•                  Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

•                  Bottling Operations (contract bottling services and private label products)

•                  Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and private label case goods)

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

The Florida citrus harvest generally occurs during the months from November through June.  The majority of the Florida citrus harvest is processed as fresh fruit juice or juice concentrate.  A byproduct of citrus juice production is citrus molasses, which the Company uses as a raw material in its distilling operations to produce citrus brandy and spirits.  Due to the seasonal availability and short “shelf-life” of the citrus molasses raw material, the Company produces its estimated annual customer requirements during a seven-month period, and therefore carries a higher than normal level of inventory in relation to sales during this seven-month period.  Generally, the Company’s inventory levels increase during this seven-month period, and when the citrus harvest ends the Company supplies its customers with citrus brandy and spirits from inventory from July through October.

Premium Branded Spirits.  The Company manufactures, imports, exports, and markets a variety of premium branded spirits.  The Company’s premium branded spirits include Cruzan Estate Rums, Cruzan Flavored Rums, Hine Cognac, Conch Republic Rum, Ron Carlos Rum and Antioqueno Aguardiente. The Company’s primary spirits brand is Cruzan Rum, which is the fourth-largest premium rum brand in the United States according to statistics published by Impact Databank and Adams Liquor Handbook, two leading spirits industry publications.

The Company’s strategy is to market high quality products that satisfy the preferences of consumers of legal drinking age and to support those products with international, national, and regional marketing programs.  These programs are intended to extend consumer brand recognition and brand loyalty.

In the United States, the Company sells branded spirits either through wholesale distributors or directly to state governments in those states that control alcohol sales.  Typically, the Company does not have contracts with its distributors although some states have statutes that limit the Company’s ability to terminate distributor relationships.  Outside the United States, the Company typically distributes its products by selecting the best local distributor for its brands in each specific market. The Company’s principal export markets for Cruzan Rum are Canada, Central America, the Caribbean, Scandinavia, the Baltic States, Italy, France, the Philippines, Israel, New Zealand and the Global Duty Free Markets (40 countries).  The Company has a distribution agreement with V&S that provides for joint marketing and for the distribution by V&S of Cruzan products in the international spirits market where the Company has not already established a distributor relationship.

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

The alcohol industry is highly competitive and there are many brands sold in the consumer market. Trade information indicates that the Company is one of the smaller branded spirit suppliers in the United States in terms of revenues, although Cruzan Rum has been recognized as one of the fastest growing brands in the United States by Impact Databank and Adams Liquor Handbook, two leading industry publications.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the wine and spirits industry with respect to production, blending, bottling, sales, advertising and transportation of alcohol products.  Also, each state regulates advertising, promotion, transportation, sale, and distribution of such products.

There are no federal regulations that require minimum aging to be designated rum. However, due to the Company’s high quality standards, the Company ages its Cruzan Estate Rums for two to five years and certain of the Company’s super premium rums are aged up to 12 years. Due to the Company’s own aging requirements, production of Cruzan Estate Rums is scheduled to meet demand two to three years in the future.  Accordingly, inventories are larger in relation to sales and total assets than for other branded spirits suppliers that do not age their products.  Management expects to continue to increase the Company’s inventory of barrel aged rums to meet increased sales in the future.

Bottling Operations.  The Company’s bottling operations include contract bottling services and the production, bottling and marketing of distilled spirits under its own private labels and under the private labels of retailers.  The Company’s primary bottling operations are located in Florida and primarily serve customers in the Southeastern United States.  The Company also produces and sells proprietary label products in the United States Virgin Islands.

Contract bottling products include distilled spirits, coolers, prepared cocktails and fruit juices.  The Company had two large contract bottling customers which accounted for 76% of the bottling operations case volume and 38% of bottling operations net sales for the year ended September 30, 2005.  One of these contracts is for two years, expiring December 2007, and the other contract was on a year-to-year basis and has expired.  Also, in July 2005, the Company entered into a bottling contract with a new contract bottling customer.  The contract is for five years, expiring July 2010, but can be terminated within 180 days during the first year and within 90 days during each year thereafter.  The Company expects to produce approximately 750,000 cases per year under this contract.  Each of the Company’s existing contracts provides for advance notification of quarterly production requirements, although there are no minimum volume requirements.

Private label products include rum, gin, vodka, tequila, cordials and various whiskies.  The Company’s private label products are marketed in the popular-price category of the distilled spirits market.  The Company has one large private label customer which accounted for approximately 6% of bottling operations case volume and 17% of bottling operations net sales for the year ended September 30, 2005.  Net sales from this customer are based on short-term arrangements that may terminate at any time. Although the Company does not have long-term contracts with its private label customers, management believes that its relations with its customers are good.

The Company sells its private label products to distributors located primarily in the Southeastern United States.  The Company does not have contracts with distributors for its private label products.

Vinegar and Cooking Wine.  To complement its distilling, winery and bottling operations, the Company produces vinegar, vinegar stock, and cooking wine.  The Company sells vinegar and cooking wine to over 700 condiment manufacturers, food service distributors and major retailers in the United States and Canada. The Company’s sales to retailers are made under the Company’s private labels and retailers’ private labels.

The Company has three large vinegar and cooking wine customers which accounted for 23% of the net sales of vinegar and cooking wine for the year ended September 30, 2005.   Although the Company does not have long-term supply contracts with its vinegar and cooking wine customers, management believes that its relations with its customers are good and that the Company’s products are competitively priced.

Corporate Operations.  The Company’s executive offices are located in West Palm Beach, Florida and certain of the expenses of the Company’s executive offices are not allocated to the operating segments described above.  These expenses include salaries and related expenses, legal and professional fees, rent for office space, utilities and insurance.

Dependence on Major Customers

No single customer was responsible for more than 10% of the Company’s consolidated net sales during Fiscal 2005.  The Company has five major customers in its bulk alcohol products segment, three major customers in its bottling operations segment, and three major customers in its vinegar and cooking wine segment; the loss of one or more of these major customers in any of these segments could have a material adverse effect on that segment.

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

Distilling.  The Company begins its distilling process with citrus or cane molasses, which is fermented for approximately two to four days. Once fermented, the product has an average alcohol content of 9% by volume, which is increased to approximately 95% through distillation. The alcohol is further purified through rectifying columns which remove impurities. The finished product is stored in stainless steel tanks, except for rum, which is generally stored in wooden barrels for aging purposes. The Lake Alfred, Auburndale and Virgin Islands facilities can produce, on a combined basis, up to 23 million proof gallons of distilled products per year.

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

Bottling.  The Lake Alfred plant has one line that is used primarily to bottle vinegar, cooking wine and juices.  The Auburndale plant has two lines that are dedicated to bottling coolers and prepared cocktails and three lines that bottle private label products and premium branded spirits. The Company’s warehouse storage areas can accommodate up to 1,000,000 cases. The Company’s plant in the Virgin Islands has one line capable of bottling up to 250,000 cases per year.  The Company distills and ages its own rum, but generally produces its other private label products from alcohol purchased from third parties. Depending on the particular formula for a product, the Company adds flavoring and/or sugar, reduces the product’s proof and then filters and bottles the finished product.  The Company’s bottling capacity is approximately 6 million cases per year.

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

The principal raw materials used in the Company’s distilling operations are citrus molasses, a byproduct of citrus juice production, and cane molasses, a byproduct of sugar production. Citrus molasses, which is used in the production of citrus brandy and citrus spirits, accounted for approximately 55% of the raw materials used in the Company’s distilling operations in Fiscal 2005. Cane molasses, which is used in the production of rum and cane spirits, accounted for the remaining 45%. Citrus juice concentrate is the primary raw material used in the Company’s winery operations. The Company purchases such raw materials from a variety of suppliers. The Company purchases distilled products, used in its bulk alcohol products and bottling operations businesses, from several suppliers. Glass bottles and other materials, such as caps, labels and cardboard cartons, are used in bottling and packaging and, with the exception of glass bottles, are available from numerous suppliers.  Alcohol and grape juice concentrate are the primary raw materials used in the Company’s vinegar and cooking wine operations.  As more fully described below, during Fiscal 2005, two suppliers each accounted for more than 10% of all of the Company’s raw material purchases.

The Company purchases the majority of its glass bottle requirements from Saxco International, Inc. Glass bottle costs are one of the largest components of the Company’s cost of goods sold.  The glass bottle industry is highly concentrated with only a small number of producers.  The Company has decided to utilize one supplier for cost-based reasons.  The inability of the Company’s glass bottle supplier to satisfy the Company’s requirements could adversely affect the Company’s operations, although the Company could shift its business to one or more other suppliers.

The Company uses cane molasses as a raw material for the production of rum at its facilities in St. Croix, United States Virgin Islands.  The Company purchases its cane molasses raw material requirements through Westway Trading Corporation, a broker that specializes in the South American and Caribbean molasses markets.  This arrangement is beneficial to the Company in securing a higher quality molasses at lower prices than the Company could obtain by going directly to the individual molasses suppliers.  Based on an analysis of the world-wide cane molasses market provided to the Company by the Company’s molasses broker, management believes that there are adequate supplies of cane molasses available to meet the Company’s cane molasses raw material requirements, and the Company could, shift its business to one or more other suppliers.

Due to the effects of hurricanes on the Florida citrus crop in 2004 and 2005, the Company’s supply of citrus molasses was not sufficient to meet its citrus alcohol requirements in 2005 and may not be sufficient in 2006. However, during 2005, the Company was able to use alternative sources of raw material to meet its citrus alcohol requirements. This alternative source has increased the Company’s production costs by approximately $0.5 million for certain of its bulk citrus alcohol products.  There can be no assurance that the Company will be able to adequately source its citrus alcohol raw material requirements at reasonable prices during 2006.

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

Marketing and Distribution

Bulk alcohol products are sold primarily in large quantities through Company-employed salespeople. The Company’s marketing strategy emphasizes the cost advantages of these products over other ingredients available to end producers. Bulk alcohol products are sold primarily to other bottlers, distillers and end producers located in the United States and are exported to approximately 20 foreign countries.

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

The Company sells private label products to wholesalers for distribution primarily in the Southeastern United States. The Company’s marketing strategy for these products places primary emphasis upon the Company’s cost advantages, directed at wholesalers and retailers, rather than consumers. Wholesalers market these products to retailers who then market them directly to consumers.  Although competition for retail shelf space in the beverage alcohol industry is significant, wholesalers of such products, and not the Company, generally must address such competition.  Sales of the Company’s premium branded spirits and private label products are generally made FOB (free on board) at the Company’s facilities and, accordingly, the purchasers of such products are responsible for the risk of loss and transportation costs. In addition to its own sales force, the Company works through various brokers to develop and service its sales to wholesalers and retailers.

The Company’s marketing strategy with respect to its contract bottling services emphasizes the cost advantages and quality of the Company’s services. Arrangements with bottling customers are typically negotiated by the Company’s executive officers.

Vinegar and cooking wine are sold primarily in large quantities to manufacturers, distributors and retailers through the Company’s own sales force. These products are also sold through wholesalers and directly to retailers under the Company’s private labels and the private labels of retailers.

Trademarks and Distribution Agreements

Trademarks are an important aspect of the Company’s business.  The Company sells its products under a number of trademarks, which the Company owns or uses under license.  The Company’s important trademarks include Cruzan Rum, Cruzan Estate Rum, Cruzan Flavored Rum, Ron Carlos Rum, Conch Republic Rum and

Edmundo Cooking Wine.  Throughout its segments, the Company also has various licenses and distribution agreements for the sale, or the production and sale, of its products and products of third parties.  These licenses and distribution agreements have varying terms and durations.  Agreements include, among others, import, marketing and distribution agreements (“Imported Spirits Distribution Agreements”) with Antioqueno Aguardiente, expiring in May 2006, and Hine Cognac, which is a year-to-year renewable arrangement for services to be performed by the Company.  The Company also has distribution agreements with several third parties to distribute Cruzan Rum in foreign countries, including a distribution agreement with V&S to distribute Cruzan products in the international spirits market.

All of the Company’s Imported Spirits Distribution Agreements may be terminated if the Company fails to meet certain performance criteria.  The Company believes it is currently in compliance with all material terms of its Imported Spirits Distribution Agreements.  There can be no assurance that these agreements will continue beyond their scheduled expiration dates.

Competition

The markets in which the Company’s business segments operate are highly competitive with respect to price, service and product quality, and there are several companies with substantially greater financial and other resources than the Company.  The following is a summary of the Company’s main competitors, geographic area of operations and market share for the Company’s principal products.

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

The Company’s citrus brandy and citrus spirits products are sold in the United States and management is aware of only one other domestic producer, Bartow Ethanol Company.  Management believes that the Company is the largest supplier of bulk citrus brandy and citrus spirits in the United States and that the Company’s market share of citrus brandy and citrus spirits in the United States is approximately 80% and 60%, respectively.

The Company’s cane spirits are sold in the United States.  Management is not aware of any other domestic producers of cane spirits and is not able to determine the Company’s market share for this product.

The Company’s fortified wine products are sold in the United States, and to a much lesser extent, in Northern Europe.   Although management is aware of only two other producers of citrus-based fortified wine, Meier’s Wine Cellars, Inc. and Alko, Inc. (Netherlands), there are several producers of grape-based fortified wine that compete with the Company’s fortified wine products.  Some producers of grape-based fortified wine include Golden State Vintners, Inc., Constellation Brands and Mogen David.  Management is not able to determine the number of competitors for the Company’s fortified wine products or the Company’s share of the fortified wine market.

The Company’s premium branded spirits products, primarily Cruzan Estate Rums and Cruzan Flavored Rums, are sold in the United States and 13 other countries internationally.  The Company’s premium branded spirits products compete against other distilled spirits products, including premium labels, mid-price and popular-price products.  The Company’s largest competitors in this segment are Bacardi, Inc. (Bacardi Rum), Diageo (Captain Morgan Rum), Pernod Ricard (Malibu Rum) and Remy Cointreau (Mount Gay Rum).  Each of these competitors has greater financial resources than the Company.  Based on data published in the Impact Databank and Adams Liquor Handbook, management estimates that the Company has less than a 1% share of the distilled spirits market in the United States and a 2% share of the United States rum market.  The Company’s premium branded spirits products compete with those of companies for whom the Company performs contract bottling services and to whom the Company sells its bulk alcohol products. The Company believes that its relationships with its customers are good, and it has not experienced any adverse effects, such as termination or non-renewal of ongoing contracts, as a result of competition. In addition, the Company does not expect to experience any material adverse effects from such competition in the foreseeable future.

The Company’s private label products compete mainly in the Southeastern United States against other distilled spirits products, including premium labels, mid-price and popular-price products.   The Company’s main competitors for its private label products include Heaven Hill Distillers, Barton Brands, Ltd., LeVecke Corporation and McCormick Distilling.  Management is not able to determine the Company’s market share for these products.

The Company’s contract bottling operations compete against other bottlers located throughout the Southeastern United States. Management is not able to determine the number of other competitors or its market share for these services.

  The Company’s vinegar products are sold primarily in the Southeast and Midwest United States.  In the United States, the vinegar industry is dominated by two large manufacturers, Mizkan and Fleishman, with approximately 20 vinegar plants, and there are about ten smaller manufacturers, including National Vinegar and Creole Fermentation, with an aggregate of approximately 24 vinegar plants.  Management is not able to determine the Company’s market share of vinegar products.  Since vinegar is a low margin commodity, the sale of vinegar is limited to within a small radius of a particular manufacturing plant due to the cost of shipping to the customer.  Therefore, with the exception of certain higher margin specialty vinegars which are sold throughout the United States, the majority of the Company’s vinegar products are only competitive within a limited radius of the Company’s manufacturing facility, generally 200 to 500 miles.

The Company’s higher margin cooking wine products are sold throughout the United States and Canada.  The Company’s competitors for its cooking wine products include Canandaigua Wine Company, San Antonio Winery, Gibson Winery and Heck Cellars.  Although published data is not available, management is not aware of any competitors of the Company’s size and believes that the Company is the largest supplier of cooking wine in the United States.

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

Beverage alcohol produced and bottled by the Company is subject to federal excise taxes. As of September 30, 2005, excise taxes were being imposed at flat rates of $13.50 per proof gallon for distilled spirits and $1.57 per gallon for fortified wine.

The Company’s fortified wine products, as an ingredient of beverage alcohol, have a cost advantage under the component method of taxation, which taxes wine at a lower rate than distilled spirits. Changes in, or the elimination of, the component method of taxation, as it relates to wine, could have a material adverse effect on the Company’s results of operations.

Employees

As of September 30, 2005, the Company had approximately 390 full-time employees. Additional workers are generally employed at the Company’s bottling facilities during the summer months, when the bulk of contract bottling takes place. None of the Company’s employees is a member of any labor union, nor are there any collective bargaining agreements between the Company and its employees, with the exception of 36 of the Company’s 56 United States Virgin Islands employees.  Management believes that its relations with its employees are good.

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

Item 1A.  Risk Factors

Risks That May Affect Future Results

In addition to the risks and uncertainties of ordinary business operations, important factors that could cause our actual results to differ materially from those contained in or implied by any forward-looking statements contained in this Annual Report on Form 10-K include:

We face competition that may reduce our market share and margins.

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by:

•                  our inability to maintain or increase prices,

•                  changes in geographic or product mix,

•                  a general decline in beverage alcohol consumption, or

•                  the decision of wholesale customers, retailers or consumers to purchase competitors’ products instead of our products.

Since March 2003, no less than four of our largest competitors – Bacardi, Diageo, Allied Domecq and Pernod Ricard – have introduced competitive flavored rum product offerings.  Each of these competitors has greater financial resources than we do.  Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products.  Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers, which could affect their supply of, or consumer demand for, our products.  We could also experience higher than expected selling, general and administrative expenses if our management finds it necessary to increase the number of personnel or advertising or promotional expenditures to maintain our competitive position or for other reasons.  Increased competition and unanticipated actions by competitors or customers could lead to downward pressure on prices and/or a decline in our market share, which would adversely affect our results and hinder our growth potential.

Our bottling operations have declined in recent fiscal years, and may continue to decline.

Net sales of our bottling operations were $13.0 million, $11.9 million and $14.3 million for Fiscal 2005, 2004 and 2003, respectively.  During the first quarter of Fiscal 2004, we lost a large private label-bottling customer that accounted for approximately 17.6% of our bottling operations net sales and 5.2% of our bottling operations volume.  Sales in our bottling operations have also declined as a result of a contraction in the ready-to-drink product category, for which we are a contract bottler.  Responding to this decline, in July 2004, we completed the partial consolidation of our bottling operations to reduce overhead.  However, bottling operations volume did not even meet management’s reduced expectations for Fiscal 2004, which caused a continuing loss in this segment.  We have been placing a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  We have explored other alternatives in our two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management discontinued production of all products in the Lake Alfred bottling plant with the exception of one production line bottling vinegar, cooking wine and juices.  In January 2005, we reduced the operation of this bottling line to one shift.  Management cannot assure that its efforts will be successful, or that this segment will experience operating profits in the future.

Our premium branded spirits segment has experienced, and may continue to experience, operating losses as we reinvest our gross profit from that and other segments in our selling, general and administrative expense for the premium branded spirits segment.

Net sales of our premium branded spirits segment, which includes Cruzan Estate Rums and Cruzan Flavored Rums, for Fiscal 2005 increased by 22.6% compared to Fiscal 2004.  However, during Fiscal 2005, our premium branded spirits segment’s operating losses only improved to $7.3 million from operating losses of $7.6 million in Fiscal 2004.  These operating losses reflect management’s continuing efforts to increase market share by reinvesting this and other segments’ gross profits in selling and marketing expenses for the premium branded spirits segment in an effort to support the continued growth of our Cruzan brand.  Management intends to continue its increased expenditures in 2006 to maintain the growth of the Cruzan brand.  We cannot assure that our increased selling and marketing efforts will be successful, or that this segment will experience operating profits in the future.

The seasonality of our business and the timing of orders could cause operating results to fluctuate.

The size and timing of purchase orders and product shipments can cause our operating results to fluctuate significantly from quarter to quarter, particularly since some customers purchase bulk alcohol products in significant quantities at one time or place significant orders at one time for contract bottling services, vinegar and cooking wine.  Additionally, some of our products generate higher profit margins than others, and changes in our product mix will therefore cause gross margins to fluctuate.  Certain aspects of our business are also seasonal, with increased demand for our contract bottling services from April to October and increased production of some of our bulk alcohol products from November to June, corresponding to the Florida citrus-harvest.  As a result of these factors, our operating results may be erratic, varying significantly from quarter to quarter.

Our dependence on distribution channels may limit our ability to sell our products.

We sell our private label products and premium branded spirits principally to wholesalers for resale to retail outlets, including package liquor stores and restaurants.  The replacement or poor performance of our principal wholesalers or our inability to collect accounts receivable from our principal wholesalers could materially and adversely affect our results of operations and financial condition.  Distribution channels for alcoholic beverages have been characterized in recent years by rapid change, including consolidations of certain wholesalers.  Wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases.  Accordingly, there is a risk that these wholesalers or retailers may give higher priority to competitor products.  We cannot assure that our wholesalers and retailers will continue to purchase our products or provide our products with adequate levels of promotional support.

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory becomes obsolete and we are required to write down our inventory, our operating results would be adversely affected.

We must maintain a relatively large inventory to meet customer delivery requirements for our products, including those in our bulk alcohol, premium branded spirits, bottling operations, and vinegar and cooking wine segments. Inventory may become obsolete as we and our customers introduce new products, cease to produce old products, or modify the design of a product’s packaging. We maintain a provision for inventory obsolescence to cover potential write-downs in inventory for obsolescence, but we cannot assure that this provision is adequate, and inventory obsolescence could harm our operating results.

An increase in excise taxes or government regulations could have a material adverse effect on our business.

In the United States and other countries in which we operate, we are subject to the imposition of excise and other taxes on beverage alcohol products in varying amounts which have been subject to change.  Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our financial condition or results of operations.  Many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes.  In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers.  Certain federal and state regulations also require warning labels and signage.  New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition or results of operations.

A decline in the consumption of products we sell could adversely affect our sales revenues or margin.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the United States and other markets in which we operate.  A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•                                          a decline in the popularity of flavored spirits;

•                                          demographic and social trends, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions;

•                                          increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•                                          increased activity of anti-alcohol consumer groups;  and

•                                          increased federal, state or foreign excise or other taxes on beverage alcohol products.

Any decline in the consumption of products we sell could have a significant adverse effect on our sales revenue or margin.

A small number of customers account for a high percentage of our net sales and if we lose a few customers or are unable to attract new customers, our net sales could decline.

Our bulk alcohol, contract bottling services and private label products are sold to a relatively small number of customers and we have large customers for vinegar and cooking wine.  The loss of a few of these customers could have a material adverse effect on our liquidity and results of operations.  For example, our net sales for our bottling operations decreased 16.6% between Fiscal 2003 and Fiscal 2004, and 23.5% between Fiscal 2002 and Fiscal 2003 largely because of the loss of two large customers.  We cannot assure that we will not lose other customers.

We expect that sales of certain products to a small number of customers will continue to account for a high percentage of our net sales for the foreseeable future.  For example, for Fiscal 2005, 2004 and 2003, our top 10 customers accounted for approximately 28%, 43% and 58%, respectively, of our total net sales.  Our future success depends on our ability to retain our current customers, and to attract new customers.  The loss of one or several customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our net sales.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks and increased expenses.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies.  In addition to final rules and rule proposals already made by the Commission, the American Stock Exchange has adopted revisions to its requirements for listed companies.  We continue to review all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and we intend fully to continue to comply with such laws.  Management expects these new rules and regulations to make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on the various committees of the Board, including and in particular, the audit committee.  In addition, compliance with new rules imposed by the Commission and the American Stock Exchange will likely cause us to incur increased expenses, including legal and accounting expenses.

If we do not successfully address the risks inherent in selling to international customers, our net sales and financial results could decline.

We derived 5% of our net sales from international sales in Fiscal 2005 and 8% in Fiscal 2004.  Management plans to expand net sales and to grow our international operations.  We have limited experience in international sales and may not be able to compete or operate effectively in international markets.  We face certain risks inherent in conducting business internationally, including:

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

•                                          political and economic instability; and

•                                          potential adverse tax consequences.

Any of these factors could harm our international sales and, consequently, our business and operating results.  Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate net sales in key international markets.

We have a material amount of goodwill and adverse results in operations could result in a write-down of goodwill, which would further adversely affect our results of operations.

As of September 30, 2005, goodwill represented approximately $20.5 million, or 15% of our total assets.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired.  We adopted Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” in its entirety, on October 1, 2001.  Under SFAS No. 142, goodwill is no longer amortized, but instead is subject to a periodic impairment evaluation based on the fair value of the reporting unit.  Reductions in our net income caused by a write-down of goodwill could materially and adversely affect our results of operations.

Adverse public opinion about alcohol may harm our business.

In recent years there has been substantial publicity regarding the possible health benefits of moderate alcohol consumption.  The results of a number of studies suggest that moderate consumption of beverage alcohol could result in decreased mortality, lower risk of cardiovascular disease, and other health benefits.  Alternatively, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of beverage alcohol.  More restrictive regulations, negative publicity regarding alcohol consumption, publication of studies that indicate a significant health risk from moderate consumption of alcohol or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol generally could adversely affect the sale and consumption of alcohol and the demand for beverage alcohol and could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company owns all of its principal production facilities, including all related land, buildings, and equipment. The Lake Alfred facility consists of four principal buildings with approximately 250,000 total square feet on 32 acres. The Auburndale facility consists of three principal buildings with approximately 250,000 total square feet on 16 acres. The Louisville facility consists of three principal buildings with approximately 60,000 total square feet on 27.5 acres. The Winter Haven facility consists of five principal buildings with approximately 260,000 total square feet on 27.5 acres. The Virgin Islands facility consists of 11 principal buildings with approximately 140,000 total square feet on 33 acres.  The Company leases approximately 10,000 square feet of office space in

West Palm Beach, Florida for its executive offices and 2,600 square feet of office space in Jupiter, Florida for its marketing operations.  Management believes that all of its facilities, both owned and leased, are adequate and suitable for operations in the foreseeable future.  However, management may undertake the expansion of certain facilities from time to time in the ordinary course of business.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  None of these routine legal proceedings are material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of Fiscal 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the American Stock Exchange under the symbol “RUM.”  Table 1 below sets forth the high and low closing quotations of the Company’s Common Stock for each quarter during the two most recent fiscal years.

Table 1 – High and Low Quotations of the Company’s Common Stock

Period	High	Low
Fiscal 2004
First quarter	$11.55	$9.95
Second quarter	12.15	10.50
Third quarter	14.50	11.92
Fourth quarter	14.05	12.10
Fiscal 2005
First quarter	13.18	11.70
Second quarter	13.91	12.42
Third quarter	26.75	12.85
Fourth quarter	28.19	25.15

The number of stockholders of record as of December 2, 2005 was 22.  In addition, based upon a list of non-objecting beneficial owners, there were at least 435 beneficial owners.

No dividends were paid to stockholders during Fiscal 2004 and Fiscal 2005. The Company intends to continue to retain earnings for use in its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future.

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

Table 2 – Selected Financial Data

	Year ended September 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$106,491	$96,416	$90,444	$96,839	$97,253
Operating income (loss)	(12,574)	(3,579)	6,065	8,600	11,549
Income (loss) before income taxes	(14,540)	(4,600)	2,447	6,569	7,764
Income tax expense (benefit)	(3,887)	(3,692)	(956)	1,122	1,561
Net income (loss)	(10,653)	(908)	3,403	5,447	6,203

Net income (loss) per share
Basic	(1.65)	(0.16)	0.61	0.99	1.12
Diluted	(1.65)	(0.16)	0.60	0.97	1.12

Weighted average shares outstanding
Basic	6,452	5,801	5,574	5,527	5,514
Diluted	6,452	5,801	5,644	5,624	5,527

Balance Sheet Data (at period end):
Working capital	45,401	40,556	56,791	55,315	51,889
Total assets	133,749	127,833	139,299	137,883	133,588
Short-term debt	—	4,000	4,000	4,000	4,000
Long-term debt	28,600	25,674	47,316	53,017	55,685
Stockholders’ equity	83,652	79,824	70,612	67,069	61,221

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements.”  See “Introductory Note” on page 1.

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for Fiscal 2005 compared to Fiscal 2004, and Fiscal 2004 compared to Fiscal 2003, and (ii) financial liquidity and capital resources for Fiscal 2005.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 7 have been rounded to the nearest thousand and hundred thousand, as applicable, but the percentages are based on actual amounts without rounding.

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its operating results in four segments:  Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts); Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums); Bottling Operations (contract bottling services and private label products); and Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and private label case goods).

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

Table 3 – Statement of Operations as a Percent of Net Sales

	Year Ended September 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.4	69.2	65.6
Gross margin	32.6	30.8	34.4
Selling, general and administrative expenses	36.0	34.5	27.7
Payment to be made by principal stockholder	8.4	—	—
	44.4	34.5	27.7
Operating income (loss)	(11.8)	(3.7)	6.7
Other expense, net	(1.9)	(1.1)	(4.0)
Income (loss) before income taxes	(13.7)	(4.8)	2.7
Income tax benefit	3.7	3.9	1.1
Net income (loss)	(10.0)%	(0.9)%	3.8%

Table 4 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Net Sales
Bulk alcohol products	$40,377	$37,249	$35,203
Premium branded spirits	32,921	26,846	20,808
Bottling operations	12,982	11,911	14,278
Vinegar and cooking wine	20,211	20,410	20,155
	$106,491	$96,416	$90,444

Gross Profit (Loss)
Bulk alcohol products	13,814	14,903	16,406
Premium branded spirits	16,259	12,038	9,723
Bottling operations	(481)	(1,757)	(448)
Vinegar and cooking wine	5,143	4,464	5,450
	$34,735	$29,648	$31,131

Operating Income (Loss)
Bulk alcohol products	9,324	9,021	11,432
Premium branded spirits	(7,274)	(7,569)	(2,271)
Bottling operations	(3,086)	(3,904)	(1,901)
Vinegar and cooking wine	2,471	3,041	4,190
Corporate operations	(14,009)	(4,168)	(5,385)
	$(12,574)	$(3,579)	$6,065

Table 5 below provides unit sales volume data for certain Company products.

Table 5 – Unit Sales Volume Data

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Bulk alcohol products:
Distilled products, in proof gallons
Citrus brandy	1,211	1,265	1,363
Citrus spirits	546	233	306
Rum	5,029	4,885	4,702
Cane spirits	388	473	485
Fortified wine, in gallons	13,019	12,070	10,280
Premium branded spirits, in cases	764	708	599
Bottling operations, in cases	2,754	3,257	3,750
Vinegar
Bulk, in 100 grain gallons	4,753	5,099	5,836
Cases	621	499	527
Drums, in 100 grain gallons	1,325	1,654	1,452
Cooking Wine
Bulk, in gallons	2,831	2,620	4,212
Cases	569	634	615

The Company is a leading producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under private labels; and produces vinegar and cooking wine.

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

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales were $106.5 million in 2005, an increase of 10.4% from net sales of $96.4 million in 2004.

Net sales of bulk alcohol products were $40.4 million in 2005, an increase of 8.4% from net sales of $37.2 million in 2004.  The increase resulted primarily from increased shipments of rum, citrus spirits and fortified wine offset by decreased shipments of citrus brandy and cane spirits.  The decrease in citrus brandy and cane spirits was due in part to the timing of customer orders and also due to a market decline for these products.  Management believes that the Company’s sales of citrus spirits have increased during 2005 due to a decrease in the recent market surplus of grape spirits which some of the Company’s customers may have been using as an alternative ingredient in their product formulations.  However, management believes that this increase in business could be temporary and that the Company’s sales of citrus spirits could decrease in the future if the market surplus of grape spirits increases.  In 2005, unit sales of citrus brandy and cane spirits decreased 4.3% and 18.0%, respectively, compared to 2004, and the average selling price of citrus brandy decreased 2.6%.  Also in 2005, unit sales of the Company’s rum and fortified wine products increased 3.0% and 7.9%, respectively, compared to 2004, and the average selling price for the Company’s rum increased 4.8% while the average selling price for fortified wine decreased 2.0%.  The average selling prices for these bulk alcohol products varied due to changes in product and customer mix.

Net sales of premium branded spirits were $32.9 million in 2005, an increase of 22.6% from net sales of $26.8 million in 2004.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 21.3% in 2005 compared to 2004.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in Fiscal 1996 to $25.5 million in Fiscal 2005.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Estate Rums and Cruzan Flavored Rums, management significantly increased its marketing budget in Fiscal 2004 and increased it again for Fiscal 2005 in an effort to support the continued growth of the Company’s Cruzan brand.  This increase in marketing expenses has increased the operating loss for this business segment in Fiscal 2005 and Fiscal 2004.  Management intends to continue its increased expenditures in 2006 to maintain the growth of the Cruzan Rum brand.

Net sales of the Company’s bottling operations were $13.0 million in 2005, an increase of 9.0% from net sales of $11.9 million in 2004.  While sales in the Company’s bottling operations increased 9.0% in 2005, unit volume decreased 15.4% and the average price per case increased 28.9%.  The primary reason for the increase in the average price per case was the addition in August 2005 of a new Type A contract bottling customer for which the Company supplies raw materials in addition to a bottling charge.  Sales in the Company’s bottling operations have declined in recent fiscal years both as a result of a contraction in the ready-to-drink product category, for which the Company is a contract bottler and in the Company’s private label business as a result of a loss of certain large private label bottling customers.  Responding to this decline in business, in July 2004 the Company completed the partial consolidation of its bottling operations to reduce overhead.  However, bottling operations volume did not even meet the Company’s reduced expectations for 2004, which caused a continuing loss in this segment.  The Company has been placing a renewed emphasis on the sales effort in this segment while seeking other contract bottling opportunities.  The Company has explored alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management discontinued production of all products in the Lake Alfred bottling plant with the exception of one production line bottling vinegar, cooking wine and juices.  In January 2005, the operation of this bottling line was reduced to one shift.  At the present time, the Company has not taken an impairment charge relating to its bottling operations as the carrying value of its bottling assets is less than fair value.

Net sales of vinegar and cooking wine were $20.2 million in 2005, a decrease of 1.0% from net sales of $20.4 million in 2004.  In 2005, total unit sales of vinegar and cooking wine decreased 3.9% compared to 2004, although the average selling price per unit increased 3.0%.  The average selling prices of vinegar and cooking wine increased due primarily to a combination of decreased sales of lower priced white distilled vinegar and an increase in sales of higher priced vinegar case goods.

Gross Profit.  Gross profit was $34.7 million in 2005, an increase of 17.2% from gross profit of $29.6 million in 2004.  During 2005, bulk alcohol gross profit decreased $1.1 million primarily due to higher energy costs; premium branded spirits gross profit increased $4.2 million due to sales increases; bottling operations gross loss decreased $1.3 million due to reducing overhead as a result of the Company’s bottling consolidation plan and profit from a new bottling contract of approximately $0.8 million; and vinegar and cooking wine gross profit increased $0.7 million due to an improved product mix.  Gross margin was 32.6% in 2005 and 30.8% in 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $38.3 million in 2005, an increase of 15.3% from $33.2 million in 2004.  The increase was primarily attributable to a $4.1 million increase in administrative, marketing and advertising expenses in the Company’s premium branded spirits business in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue to increase selling, general and administrative expenditures in 2006 to maintain the growth of its Cruzan Rum brand.  Also during 2005, the Company’s corporate overhead increased $0.8 million primarily due to professional fees incurred as a result of the acquisition by V&S of control of the Company.

Payment to be Made by Principal Stockholder.  Pursuant to a letter agreement entered into between Angostura and certain of the Company’s management on June 2, 2005, Angostura agreed to pay to certain of the Company’s management an aggregate amount of $9 million if the sale of Angostura’s controlling interest in the Company to ASCI were completed.  Although this sale was completed on September 26, 2005, as of December 16, 2005, this payment has not been made.  This payment is not the obligation of the Company and was negotiated between certain members of management and the former majority owner without the participation of or ratification by the Company’s board of directors or any committee thereof and does not affect the Company’s balance sheet or cash flow statement.  However, under Staff Accounting Bulletin 107 issued by the Commission relating to accounting for expenses or liabilities paid by principal stockholder(s), this expected payment by Angostura was treated as an expense of the Company in the statement of operations, and as a contribution to additional paid-in capital on the balance sheet.

Operating Income (Loss).  The following table sets forth the operating income (loss) by reportable segment of the Company for 2005 and 2004.

	Year Ended September 30,
	2005	2004
	(In thousands)
Bulk alcohol products	$9,324	$9,021
Premium branded spirits	(7,274)	(7,569)
Bottling operations	(3,086)	(3,904)
Vinegar and cooking wine	2,471	3,041
Corporate operations	(14,009)	(4,168)
	$(12,574)	$(3,579)

As a result of the above factors, operating loss was $12.6 million in 2005 and $3.6 million in 2004.

The Company’s premium branded spirits segment experienced operating losses of $7.3 million in 2005 and $7.6 million in 2004.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting this and other segments’ gross profits in selling and marketing expenses.

As a result of the factors described under “Net Sales” above, the Company’s bottling operations segment reported an operating loss of $3.1 million in 2005 and $3.9 million in 2004.

Interest Expense. Interest expense was $2.7 million in 2005 and $2.2 million in 2004.  The Company’s borrowing rates and average borrowings were higher in 2005 compared to 2004.

Income Tax Expense.  During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $3.9 million and $3.7 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004.

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales were $96.4 million in 2004, an increase of 6.6% from net sales of $90.4 million in 2003.

Net sales of bulk alcohol products were $37.2 million in 2004, an increase of 5.8% from net sales of $35.2 million in 2003.  The increase resulted primarily from increased shipments of rum and fortified wine offset by decreased shipments of citrus brandy, citrus spirits and cane spirits.  The decrease in citrus brandy, citrus spirits and cane spirits was due in part to the timing of customer orders.  In addition, in 2003, the Company had sales of cane spirits to a new customer that had difficulty sourcing bulk alcohol from its regular supplier.  These sales of approximately $250,000 did not reoccur in 2004.  Management believes that the Company’s sales of citrus spirits declined approximately $176,000 during 2004 due to a market surplus of grape spirits which some of the Company’s customers may have been using as an alternative ingredient in their product formulations.  In 2004, unit sales of citrus brandy and spirits decreased 7.2% and 23.8%, respectively, compared to 2003, and the average selling price of citrus brandy decreased 5.7%.  Also in 2004, unit sales of the Company’s fortified wine products increased 17.4% compared to 2003, although the average selling price for the Company’s fortified wine decreased 3.4%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from grape spirits distillers and foreign wine producers.

Net sales of premium branded spirits were $26.8 million in 2004, an increase of 29.0% from net sales of $20.8 million in 2003.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 24.1% in 2004 compared to 2003.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums increased from $2.2 million in Fiscal 1996 to $21.0 million in Fiscal 2004.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by certain beverage industry publications and the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Estate Rums and Cruzan Flavored Rums, management significantly increased its marketing budget for Fiscal 2004 in an effort to support the continued growth of the Company’s Cruzan brand, causing an increase in the operating loss for this business segment.

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

Net sales of the Company’s bottling operations were $11.9 million in 2004, a decrease of 16.6% from net sales of $14.3 million in 2003.  During the first quarter of Fiscal 2004, the Company lost a large private label bottling customer.  Net sales to this private label bottling customer were approximately $2.5 million and 193,719 cases for the year ended September 30, 2003, or approximately 17.6% of bottling operations net sales and 5.2% of bottling operations volume.  Also during 2004, excise taxes decreased $4.8 million compared to 2003, primarily due to the decrease in sales to this private label bottling customer.  Sales in the Company’s bottling operations also continued to decline as a result of a contraction in the ready-to-drink product category, for which the Company is a contract bottler.  Responding to this decline, in July 2004 the Company completed the partial consolidation of its bottling operations to reduce overhead.  However, bottling operations volume did not even meet the Company’s reduced expectations for 2004, which caused a continuing loss in this segment.  The Company placed a renewed emphasis on the sales effort in this segment, seeking other contract bottling opportunities.  The Company explored other alternatives in its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management discontinued production of all products in the Lake Alfred bottling plant with the exception of one production line bottling vinegar, cooking wine and juices.

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

Gross Profit.  Gross profit was $29.7 million in 2004, a decrease of 4.8% from gross profit of $31.1 million in 2003.  During 2004, bulk alcohol gross profit decreased $1.5 million as a result of higher citrus molasses and citrus concentrate raw material costs; premium branded spirits gross profit increased with sales; bottling operations gross profit decreased with sales and increased costs as a result of hurricane disruptions; and vinegar and cooking wine gross profit decreased $1.0 million due to higher grain alcohol and citrus concentrate raw material cost and increased production costs as a result of hurricane disruptions.  Gross margin was 30.8% in 2004 and 34.4% in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $33.2 million in 2004, an increase of 32.6% from $25.1 million in 2003.  The increase was primarily attributable to a $7.6 million increase in administrative, marketing and advertising expenses in the Company’s premium branded spirits business in an effort to support the continued growth of the Company’s Cruzan brand.  Also during 2004, the Company’s Compensation and Stock Option Committee approved a new Supplemental Executive Retirement Plan for certain key executives of the Company.  This new plan replaces a deferred compensation plan, which resulted in the cancellation of a $0.7 million liability which was credited to selling, general and administrative expenses.

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

The Company’s premium branded spirits segment experienced operating losses of $7.6 million in 2004 and $2.3 million in 2003.  The operating losses reflected the Company’s continuing efforts to increase market share by reinvesting this and other segments’ gross profits in selling and marketing expenses.

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

Financial Liquidity and Capital Resources

General

The Company’s principal use of cash in its operating activities is for labor, overhead and raw materials to be used in its manufacturing operations and purchasing imported products for its premium branded spirits business.  The Company’s source of liquidity has historically been cash flow from operations and its line of credit.  Some of the Company’s manufacturing operations are seasonal and the Company’s borrowings on its line of credit vary during the year.

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

There are no federal regulations that require minimum aging to be designated rum. However, due to the Company’s high quality standards, the Company ages its Cruzan Estate Rums for two to five years and certain of the Company’s super premium rums are aged up to 12 years. Due to the Company’s own aging requirements, production of Cruzan Estate Rums is scheduled to meet demand two to three years in the future.  Accordingly, inventories are larger in relation to sales and total assets than for other branded spirits suppliers that do not age their products. Management expects to continue to increase the Company’s inventory of barrel aged rums to meet projected increased sales in the future.

Another seasonal business of the Company is its contract bottling services.  Demand for contract bottling services is highest from April through October.  During these months, the Company’s requirements increase for ingredients, glass bottles, caps, labels, packaging materials and labor.  During 2005, the Company incurred losses from its bottling operations of $3.1 million.  Management has explored alternatives for its two bottling facilities, including further consolidation, a partial sale and shedding less profitable product lines.  In December 2004, management discontinued production of all products in the Lake Alfred bottling plant with the exception of one production line bottling vinegar, cooking wine and juices.   In January 2005, the operation of this bottling line was reduced to one shift.

During 2005, management increased selling, general and administrative expenses in its premium branded spirits segment in an effort to support the continued growth of the Company’s Cruzan brand.  Management intends to continue its increased expenditures in 2006 to maintain the growth of the Cruzan Rum brand.  To the extent that the increased expenditures do not result in increased sales of the Cruzan brand, the Company’s short-term liquidity may be adversely affected.  However, management actively monitors sales and expenditures on an ongoing basis, and retains the ability to adjust its level of expenditures in response to market conditions and in order to maintain sufficient liquidity.

Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash used in operating activities in 2005 was $3.7 million, which resulted from $0.7 million in net loss adjusted for noncash items, and a $3.0 million net change in operating assets and liabilities.

Investing and Financing Activities

Net cash used in investing activities in 2005 was $0.6 million, including capital expenditures of $3.4 million partially offset by principal payments received on notes receivable of $3.2 million.

Net cash provided by financing activities in 2005 was $4.2 million, which resulted primarily from a $3.1 million net increase in borrowings under the revolving credit facility and  $5.5 million from the issuance of common stock off-set by $4.2 million of payments on long-term debt.

In October 2001, the Company entered into a $70 million credit agreement with Wachovia Bank, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  The credit agreement was due to expire in January 2006.  On December 14, 2005, the Company entered into a loan arrangement with V&S consisting of a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are non-amortizing and have no financial covenant requirements.  On December 16, 2005, the Company used the proceeds of these notes to refinance its existing credit agreement.

The Company’s bank debt was $28.6 million as of September 30, 2005, and its ratio of total debt to equity was 0.60 to 1.

The Company’s share of the undistributed earnings of its Bahamian and Virgin Islands subsidiaries was approximately $47.5 million as of September 30, 2005.  No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely. See Note 10 to the Company’s consolidated financial statements for additional information on income taxes related to these subsidiaries.

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

Contractual Obligations and Commitments

The following table reflects scheduled maturities of contractual obligations as of September 30, 2005, including principal maturities on long-term debt and future minimum payments on operating leases with terms of one year or more. Purchase obligations include an event sponsorship contract and a contract to purchase spirits.

	Payments Due By Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$28,600,000	$—	$28,600,000	$—	$—
Operating leases	495,540	396,432	99,108	—	—
Unconditional purchase obligations:
Kenny Chesney event sponsorship	3,213,245	1,396,000	1,817,245	—	—
Purchase contracts	800,000	800,000	—	—	—
Other long-term liabilities:
Supplemental executive retirement plan	505,377	—	—	153,034	352,343
Legal settlement	133,706	133,706	—	—	—
Abandoned facilities lease	394,953	90,637	206,016	98,300	—
Other	298,343	265,343	33,000	—	—
Total contractual cash obligations	$34,441,164	$3,082,118	$30,755,369	$251,334	$352,343

Notes:

a)              The above table does not include variable rate interest payments on the Company’s long-term debt obligations.  The estimated variable rate interest payments on the Company’s long-term debt are: $924,117 within one year; and $924,117 within two to three years.  These payments are based on the rates in effect as of December 16, 2005, and assume an average of $6 million outstanding under the revolving note, $30 million under the term note, with all long-term debt maturing on December 15, 2006.

Effects of Inflation and Changing Prices

The Company’s results of operations and financial condition have not been significantly affected by inflation and changing prices.  The Company has been able, subject to normal competitive conditions, to pass along rising costs through increased selling prices.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

	Market Risk Analysis September 30, 2005 Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Notes receivable:
Fixed rate	$597,976	$234,218	$243,397	$75,533	$2,104	$—	$1,153,228	$1,174,467
Average interest rate
Rate	4.99%	5.36%	5.75%	8.21%	10.25%

Liabilities
Long-term debt:
Variable rate	$—	$28,600,000	$—	$—	$—	$—	$28,600,000	$28,600,000
Average interest rate
Rate	—	6.96%	—	—	—	—

The Company carries certain variable rate debt and thus is exposed to the impact of interest rate changes.  The table above summarizes the Company’s market risk associated with debt obligations as of September 30, 2005, after giving effect to the Company’s refinancing on December 16, 2005.

In the event of an adverse change in interest rates, management would consider taking certain actions, such as an interest rate hedge or swap, to further mitigate the Company’s exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  The Company had no derivative financial instruments as of September 30, 2005.

See Note 9 to the Company’s consolidated financial statements for additional information related to Company’s financing arrangements.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of the Company and its subsidiaries, and the report of independent registered public accounting firm, are listed at Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no changes in the Company’s internal controls during the fourth quarter of Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS, COMMITTEES AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the directors and executive officers of the Company.

Name	Age	Position or Office Held
Ola Salmén	51	Chairman of the Board
Jay S. Maltby	55	Chief Executive Officer and President
Thomas A. Valdes	62	Executive Vice President and Assistant Secretary
Ezra Shashoua	50	Executive Vice President and Chief Financial Officer
D. Chris Mitchell	56	Senior Vice President - Sales
Ousik Yu	52	Senior Vice President - Manufacturing
Mats Andersson	49	Director
Lisa Derman	40	Director
Ketil Eriksen	42	Director
Donald L. Kasun	66	Director
Edward F. McDonnell	70	Director
Leonard G. Rogers	76	Director

In accordance with the Company’s Certificate of Incorporation, the Board of Directors of the Company is divided into three classes, designated Class I, Class II and Class III.  The maximum number of members of the Board of Directors is currently seven.

Class I Directors (term expires – 2008 Annual Meeting)

Donald L. Kasun - Mr. Kasun joined the Company as a director in December 2001.  Since 1978, Mr. Kasun has been president of Kasun Development Corp., an industrial real estate development and management company, and senior vice president of Southern Container Corp., a privately-held manufacturer of paperboard and corrugated boxes.

Ola Salmén - Mr. Salmén joined the Company as a director effective October 11, 2005 and was appointed Chairman on December 13, 2005.  Mr. Salmén has been Senior Vice President Finance of V&S since 2002.  Prior to joining V&S, Mr. Salmén was Chief Financial Officer of Adcore AB, a Swedish public IT consulting firm.  From 1997 until 2002, Mr. Salmen served as Financial Director and Director of Risk Control for Handelsbanken Markets.  Mr. Salmén is a citizen of Sweden.

Class II Directors (term expires – 2006 Annual Meeting)

Leonard G. Rogers - Mr. Rogers joined the Company as a director in 1992.  He was Chairman of the Board of the Company from 1974 to 1985 and since 1985 has been a private investor.  From 1969 to 1974, Mr. Rogers was Senior Vice President - Consumer Products Division for American conglomerate Gulf & Western Industries.

Mats Andersson - Mr. Andersson joined the Company as a director effective October 11, 2005.  Mr. Andersson has been Senior Vice President Business Development of V&S since 1999.  Prior to serving in this capacity, Mr. Andersson was the Vice President of the Wines Division of V&S from 1994 through 1999.  Mr. Andersson is a citizen of Sweden.

Lisa Derman - Ms. Derman joined the Company as a director effective October 11, 2005.  Ms. Derman has been the General Counsel of ASCI since January 2005.  Prior to joining ASCI, Ms. Derman was employed by Schieffelin & Somerset, the national importer for Dom Perignon, Hennessey, Tanqueray and Johnnie Walker, where she served as Senior Counsel from July 2001 to January 2004.  From 1994 to 2000, she was employed by the national law firm McDermott Will & Emery LLP as an associate or consultant where she specialized in alcohol beverage regulatory law and distributor relations.

Class III Directors (term expires – 2007 Annual Meeting)

Edward F. McDonnell - Mr. McDonnell joined the Company as a director in 1998.  Mr. McDonnell is Chairman and Chief Executive Officer of The Premier Group, a company he founded in 1995.  The Premier Group owns beverage alcohol distributing companies in the Caribbean, Philippines and South Pacific.  Prior to founding The Premier Group, Mr. McDonnell served with The Seagram Company Ltd. from 1981 in various executive capacities, including as a director and Executive Vice President of The Seagram Company Ltd. and President of The Seagram Spirits and Wine Group.

Ketil Eriksen - Mr. Eriksen joined the Company as a director effective October 11, 2005.  Mr. Eriksen has been president of V&S Absolut Spirits since January 2005.  Prior to joining V&S, he was Chief Executive Officer of Colgate-Palmolive Sweden & Finland from May 1999 to January 2005.  Mr. Eriksen is a citizen of Norway.

Executive Officers

Certain information relating to each executive officer of the Company (other than those set forth above) is set forth below.

Jay S. Maltby - Mr. Maltby joined the Company in 1995 as President, Chief Operating Officer and a director and was appointed as Chairman of the Board and Chief Executive Officer in 2002.  Mr. Maltby resigned from the Company’s board of directors effective September 30, 2005.  Prior to joining the Company, Mr. Maltby served with Bacardi Imports, Ltd. from 1978 in various executive capacities, including as a member of Bacardi’s Executive Committee and Vice President of Finance and Operations.

Thomas A. Valdes - Mr. Valdes joined the Company in 1995 as Executive Vice President and, prior to his resignation from our board of directors on September 30, 2005, had been a director of the Company since 1996.  Prior to joining the Company, Mr. Valdes held various executive positions with Bacardi Imports, Ltd., a beverage alcohol marketing company, from 1979, the latest of which was Vice President of Marketing and Operations.

Ezra Shashoua – Mr. Shashoua joined the Company as Executive Vice President, Chief Financial Officer and Secretary in June 2003.  Prior to joining the Company, Mr. Shashoua worked at NationsRent, Inc., a national equipment rental chain, where he served as Executive Vice President and Chief Financial Officer from January 2001 to June 2003.  Prior to joining NationsRent, Mr. Shashoua worked at 7-Eleven, Inc., a national convenience store chain, in Dallas, Texas, where he served in various capacities of increasing responsibility from 1982 to January 2001, the latest of which was Vice President and Chief Financial Officer.  Mr. Shashoua began his career as an attorney at Sonnenschein, Nath and Rosenthal in Chicago, Illinois.

D. Chris Mitchell - Mr. Mitchell joined the Company in 1984 as manager of the Company’s bottling operations.  Mr. Mitchell was promoted to Vice President - Sales in 1989 and appointed as Senior Vice President - Sales in 1994.   Prior to his resignation from the Company’s board of directors, effective September 30, 2005, Mr. Mitchell had been a director of the Company since 1991.  Prior to joining the Company, Mr. Mitchell was general manager of bottling operations for United States Distilled Products, a beverage alcohol marketing company, from 1980 to 1984.

Ousik Yu - Mr. Yu joined the Company in 1990 and served as Vice President - Bottling Operations since that time until his appointment as Senior Vice President - Beverage Division in 1994.  In 1996, Mr. Yu was appointed as Senior Vice President - Manufacturing.  From 1986 to 1989, Mr. Yu was employed by Brown-Forman Corporation, a beverage alcohol manufacturing and marketing company, most recently as manager of packaging/process engineering.  From 1981 to 1986, he was employed in plant engineering by The Stroh’s Brewery Company, a beverage alcohol company.

Committees

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.  The Board does not have a standing nominating committee or a charter with respect to the process for nominating directors for election to the Company’s Board of Directors.  The Company qualifies as a “controlled company” under American Stock Exchange rules, as ASCI controls more than 50% of the Company’s voting power, as evidenced by the Company’s ownership records.  As a result, the American Stock Exchange continued listing standards do not require the Company to have a nominating committee or a written charter.

Audit Committee

The Audit Committee:  (i) appoints the Company’s independent auditors and monitors the independence of the Company’s independent auditors; (ii) reviews the Company’s policies and procedures on maintaining its accounting records and the adequacy of its internal controls; (iii) reviews management’s implementation of recommendations made by the independent auditors and internal auditors; (iv) considers and pre-approves the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) reviews and votes on all transactions between the Company and any of its officers, directors or other affiliates.  The Audit Committee held five meetings during Fiscal 2005.  The Board of Directors has adopted a written charter for the Audit Committee, which has been previously filed with the Commission.

In Fiscal 2005, the Audit Committee consisted of Donald L. Kasun, Leonard G. Rogers and Edward F. McDonnell.  Messrs. Kasun, McDonnell and Rogers are “independent,” satisfying the American Stock Exchange listing requirements.

The Board has determined that Mr. Rogers, one of the Company’s independent directors, is an audit committee financial expert as defined by Commission rules and is financially sophisticated as defined by American Stock Exchange rules.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee of the Board of Directors was established to determine the cash and other incentive compensation, if any, to be paid to the Company’s executive officers. The Compensation and Stock Option Committee is also responsible for the administration of and awards under the Company’s 2004 Employee Stock Option Plan (the “2004 Option Plan”).  This Committee met three times during Fiscal 2005.  This Committee currently consists of Messrs. Kasun and Rogers.  Because the Company qualifies as a “controlled company” under American Stock Exchange rules, the American Stock Exchange continued listing standards regarding Executive Compensation are not applicable to the Company.

Shareholder Nominations to Board of Directors

Shareholders and members of the Company’s Board submit nominees for election to the Company’s Board of Directors to the entire Board for its consideration.  There have been no changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

The Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at the Company’s Annual Meeting of Stockholders.  Historically, the Company has not had a formal policy concerning stockholder recommendations to the Board of Directors.  To date, other than from Angostura and ASCI, the Company’s former and current controlling stockholders, respectively, the Company has not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the slate of nominees in the Company’s Proxy Statement.  The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received.  The Board would consider any candidate proposed in good faith by a stockholder.  To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Company’s Chief Executive Officer, Jay S. Maltby.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

In evaluating director nominees, the Board considers the following factors:

•                                          the appropriate size of the Company’s Board of Directors;

•                                          the needs of the Company with respect to the particular talents and experience of its directors;

•                                          the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•                                          familiarity with the beverage alcohol industry;

•                                          experience in political affairs;

•                                          experience with accounting rules and practices; and

•                                          the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

The Company’s goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board of Directors may also consider such other factors as it may deem are in the best interests of the Company and its stockholders.  The Board does, however, believe it appropriate for at least one, and, preferably, several, members of the Board to meet the criteria for an “audit committee financial expert” as defined by Commission rules and for a “financially sophisticated” audit committee member as defined by American Stock Exchange rules.

The Board of Directors identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and anyone who beneficially owns 10% or more of the Company’s Common Stock, to file with the Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock.  Such persons are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon on a review of (i) copies of the Section 16(a) filings received by the Company during or with respect to Fiscal 2005 and (ii) certain written representations of its officers and directors with respect to the filing of annual reports of changes in beneficial ownership on Form 5, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to Fiscal 2005 was filed in a timely manner, except that the following individuals each filed a Form 5 reporting the failure to timely file a Form 4 to report the acquisition, as of June 21, 2005, of shares of common stock in our rights offering:

Name	Title	# Shares
Thomas Valdes	Executive Vice President	209
Ezra Shashoua	Chief Financial Officer	20
D. Chris Mitchell	Senior Vice President - Sales	1,051
Ousik Yu	Senior Vice President – Manufacturing	4,205
Edward F. McDonnell	Director	200
Leonard G. Rogers	Director	209

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions.  In addition, the Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees.  Both Codes are available on the Company’s website at http://www.cruzaninc.com.  The Company also intends to post any amendments to, or waivers from, either Code on the Company’s website.  In addition, the Company will also provide to any person without charge, upon request, a copy of either or both Codes.  Such request may be made in writing to Ezra Shashoua, the Company’s Executive Vice President and Chief Financial Officer at 222 Lakeview Avenue, Suite 1500, West Palm Beach, Florida 33401, or by phone at (561) 655-5677.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2005, 2004 and 2003, of the Chief Executive Officer and the other four most highly compensated executive officers of the Company serving as of September 30, 2005.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	All other Compensation(2)

Jay S. Maltby	2005	$542,479	$175,000	$28,000
Chief Executive Officer and President	2004	480,952	150,491	28,000
(since November 26, 2002)	2003	392,862	115,763	28,800

Thomas A. Valdes	2005	305,789	150,000	28,000
Executive Vice President	2004	296,438	125,000	28,000
	2003	288,509	92,610	28,800

Ezra Shashoua	2005	292,221	125,000	28,000
Executive Vice President and Chief	2004	283,250	125,000	—
Financial Officer (since June 6, 2003)	2003	84,242	68,750	32,406	(3)

D. Chris Mitchell	2005	294,552	50,000	28,000
Senior Vice President - Sales	2004	276,813	38,115	28,000
	2003	255,942	38,115	28,800

Ousik Yu	2005	248,940	50,000	28,000
Senior Vice President – Manufacturing	2004	241,960	38,115	28,000
	2003	243,126	38,115	28,800

(1)                                  Amounts awarded under the Company’s discretionary bonus arrangement.

(2)                                  Includes, in all cases other than to Mr. Shashoua in 2003, amounts awarded under the Company’s defined contribution pension plan.

(3)                                  Represents consulting fees paid by the Company to Mr. Shashoua for consulting services provided prior to his joining the Company on June 6, 2003.

Supplemental Executive Retirement Program

During Fiscal 2004, the Company implemented a defined benefit supplemental executive retirement plan (“SERP”) for certain executive officers, including the five current executive officers named in the Summary Compensation Table.  The SERP is a nonqualified deferred compensation plan providing life insurance protection during employment and subsequent retirement benefits.  The SERP replaces the Company’s Executive Nonqualified Deferred Compensation Program, which was cancelled during Fiscal 2004.

For the fiscal year ended September 30, 2005, the Company expensed $331,514 with regard to the SERP for the benefit of the participants.

The formula for determining the monthly retirement benefit for each executive was derived by making an estimate of the dollar amount which would equal 30-40% of the executives’ anticipated cash compensation at retirement, and subtracting from this amount estimated benefits from social security and the Company’s defined contribution pension plan.

For all of the named executive officers, upon the termination of the executive’s employment after attainment of age 65, the Company will pay the executive a monthly retirement benefit over a period of 15 years, as set forth below.  Retirement prior to age 65 with consent of the Company shall result in a reduced retirement benefit based on years of service.  In the event the executive becomes permanently and totally disabled while in the employ of the Company, the Company will pay the executive a monthly disability benefit over a period of five years in an amount equal to the monthly retirement benefit pro rated over a five-year vesting period, with full vesting on February 20, 2009.  In the event of the death of the executive prior to retirement, the executive’s beneficiary shall receive a death benefit as set forth below.

In the event of cessation of employment with the Company for any reason other than death, disability or retirement, the executive will not be entitled to benefits under the SERP.  In addition, the executive will forfeit all rights to benefits under the SERP if the executive engages in competition with the Company during the 2 years following cessation of employment with the Company.

Under the terms of the SERP, unless the executive is terminated for cause, the Company may not terminate the SERP without the executive’s consent beginning nine months before a “Change of Control.”  Under the SERP, a “Change of Control” took place on September 26, 2005, when ASCI completed the purchase of its controlling equity stake in the Company from Angostura.

The following table sets forth the expected benefits under the SERP for each of the named executive officers at September 30, 2005:

Name	Death Benefit	Monthly Retirement Benefit
Jay S. Maltby	$1,500,000	$16,250

Thomas A. Valdes	1,000,000	6,376

Ezra Shashoua	1,000,000	7,917

D. Chris Mitchell	600,000	5,417

Ousik Yu	500,000	5,417

Employment Agreements

The Company has employment agreements with each of Messrs. Maltby, Valdes, Shashoua, Mitchell and Yu.  The agreements expire at various dates through June 2009 and are subject to automatic renewal for a one-year period unless prior notice is given.  Under these agreements, these executives receive the following minimum combined base salary and bonus per year, as may be adjusted from time to time:  Mr. Maltby, $717,479; Mr. Valdes, $455,789; Mr. Shashoua, $417,221; Mr. Mitchell, $320,552; and Mr. Yu, $298,940.  These agreements also provide that the executives are entitled to participate in all Company compensation arrangements or plans, including the

Company’s discretionary bonus arrangement, the SERP, the employee stock option plan and pension plan.  The foregoing is a summary of the material terms of these employment agreements and is qualified by reference to the text of the agreements, which have been filed as exhibits to the Company’s filings with the Commission.

Payments to Our Executive Officers from Angostura

Pursuant to a letter agreement entered into between Angostura, Jay S. Maltby, Thomas A. Valdes and Ezra Shashoua, on June 2, 2005, Angostura agreed to pay to certain of the Company’s Management, including these three executive officers, an aggregate amount of $9 million if the sale of Angostura’s controlling interest in the Company to ASCI were completed.  Although this sale was completed on September 26, 2005, to the Company’s knowledge this payment has not yet been made.

Stock Options

Option Grants In Last Fiscal Year

The following table provides information regarding stock options granted to the five named executive officers during Fiscal 2005.  In addition, the table shows the hypothetical gains of “option spreads” that would exist for the respective options.  These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

	Securities Under Options	Percent of Total Options Granted to Employees in	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2) $
Name	Granted (1)	Fiscal Year	$		5%	10%
Jay S. Maltby	100,000	18.2%	12.55	2015	789,000	2,000,000
Thomas A. Valdes	80,000	14.6%	12.55	2015	631,200	1,600,000
Ezra Shashoua	80,000	14.6%	12.55	2015	631,200	1,600,000
D. Chris Mitchell	37,500	6.8%	12.55	2015	295,875	750,000
Ousik Yu	37,500	6.8%	12.55	2015	295,875	750,000

(1)               These options were granted on February 24, 2005, and become exercisable as to 6.25% of such options per quarter commencing March 31, 2005.

(2)               These amounts represent assumed rates of appreciation only.  Actual gains, if any, on stock option exercises will depend on the actual stock price on the date of exercise.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning the unexercised options held by the named executive officers at September 30, 2005.  There were no options exercised by the named executive officers during Fiscal 2005.

	No. of Shares Underlying Outstanding Stock Options(1)		Value of In-the-Money Outstanding Stock Options(2)
Name	Exercisable	Not Exercisable	Exercisable	Not Exercisable
Jay S. Maltby	125,000	75,000	$2,375,000	$1,159,500
Thomas A. Valdes	107,500	60,000	2,049,138	927,600
Ezra Shashoua	20,000	60,000	309,200	927,600
D. Chris Mitchell	54,374	28,126	1,039,747	434,828
Ousik Yu	59,374	28,126	1,139,172	434,828

(1)                   These options have per share exercise prices of $8.13 to $12.55, and expire from February 2006 through February 2015.

(2)                   Amounts reflect pre-tax gains on outstanding options based on the September 30, 2005 stock price less the exercise price of the options.

Board of Directors Compensation

Each independent non employee director of the Company receives $24,000 per year, payable quarterly, and is reimbursed for out of pocket expenses incurred in attending meetings.  Each member of the Audit Committee and the Compensation and Stock Option Committee receives an additional $500 per Committee meeting attended.  In addition, Mr. Rogers, as Chairman of the Audit Committee, receives $6,000 per year.  Also, in 2005, Messrs. Kasun and Rogers each received $24,000 for their services on a special committee of independent directors formed to explore the possibility of entering into a “going private” transaction and subsequently to analyze a proposal by Angostura to purchase additional common stock in the Company.  Of these special committee fees, a total of $24,000 was reimbursed to the Company by Angostura.  In addition, in 2005, Messrs. Kasun, Rogers and McDonnell each received $36,000 for their services on a special committee of independent directors formed for the purpose of considering the sale of Angostura’s controlling stake in the Company, as well as to consider any business combination proposal from V&S.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

Compensation Philosophy

The philosophy of the Company’s Compensation and Stock Option Committee (the “Committee”) for Fiscal 2005 was to provide competitive levels of compensation, link management’s pay to the achievement of the Company’s annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified management.  Management compensation was intended to be set at levels that the Committee believes is consistent with others in the Company’s industry (beverage alcohol and bottling), with senior management’s compensation packages being weighted toward programs contingent upon the Company’s level of performance.  However, because of the limited number of companies that can be compared to the Company in terms of product mix, net sales, net income, and similar items, a significant amount of subjectivity was involved in the Committee’s decisions.

Base Salaries

Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within the beverage alcohol industry.  Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive, and any increased responsibilities assumed by the executive.  The Committee believes the base salaries of executive officers are at or below those of similar companies in the beverage alcohol industry.

Bonus Arrangement

To encourage and reward outstanding corporate and individual performance, the Company has adopted a discretionary bonus arrangement for its executive officers, subject to minimum levels in each of the top five executive officer’s employment agreements, based on the Company’s operating results and the achievement of certain defined major business objectives.  Bonuses are paid on an annual basis based on the results during the past fiscal year.  The Company anticipates that it will continue to maintain a discretionary bonus arrangement for its executive officers during the current year and thereafter.

Compensation of Chief Executive Officer

Pursuant to an employment agreement with the Company, the Company’s Chief Executive Officer is entitled to a minimum base salary, subject to increases at the discretion of the Board of Directors.  The Committee may recommend to the Board of Directors increases in base compensation to the Company’s Chief Executive Officer based upon quantitative and qualitative factors, including: (i) the Company’s financial performance, including but not limited to the Company’s gross sales, gross profit and net earnings; (ii) the Chief Executive Officer’s level of leadership and responsibility for the management, operation and growth of the Company, including his experience in the beverage alcohol industry and his ability to locate, negotiate and consummate growth-oriented acquisitions of other companies; and (iii) the Company’s compensation philosophy for management generally.  In addition, under his employment agreement, the Chief Executive Officer is entitled to a minimum annual bonus, subject to increases at the discretion of the Board of Directors.  The amount of the Chief Executive Officer’s annual base salary and bonus were determined in accordance with the principles discussed in this paragraph and were based upon a subjective evaluation by the Committee of the leadership demonstrated during the past 12 months.

Employee Stock Option Plans

The Board of Directors endorses the position that equity ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value.  The Company originally adopted an employee stock option plan in 1992 and amended it in 1995 and 1997 (the “1992 Option Plan”).  The 1992 Option Plan authorized the grant of options to key employees (including officers and directors) and consultants and independent contractors of the Company or any subsidiaries.  Options granted under the 1992 Option Plan were either incentive or non-statutory stock options.  A total of 1,400,000 shares of Common Stock was initially reserved for issuance under the 1992 Option Plan, and as of September 30, 2005, there were options outstanding to purchase 312,500 shares of the Company common stock, which expire through December 2008.  In Fiscal 2004, the Company adopted a new employee stock option plan (the “2004 Option Plan”), and as of September 30, 2005, 304,000 shares of Common Stock are available for future issuance under the 2004 Option Plan.

The 2004 Option Plan is administered by the Committee, which has full authority to determine the individuals who are eligible to receive option grants, the number of shares to be covered by each such option, the time or times at which an option is to be exercisable, the maximum term the option is to be outstanding, and whether or not the option granted is to be an incentive stock option.  The Committee also has the authority to grant stock appreciation rights entitling the grantee to surrender an unexercised option in exchange for a cash distribution from the Company equal to the difference between the fair market value of the shares represented by such option and the exercise price payable for such shares.  No Board member may serve on the Committee if he has been granted options or stock appreciation rights pursuant to the 2004 Option Plan during the previous year.

Supplemental Executive Retirement Program

The Committee has approved a SERP to provide death benefits, retirement benefits and disability benefits to certain executive officers of the Company, including the executive officers named in the Summary Compensation Table.  The objective of the SERP is to encourage the executives to remain in the service of the Company.

Pension Plan

The Company has a defined contribution pension plan.  Generally, all employees age 21 and over become eligible to participate in the pension plan after one year of service with the Company.  Participants may make contributions based on their eligible compensation and are immediately vested in their contributions and related earnings, if any.  Generally, employer contributions begin to vest to the benefit of the participant after three years of service.  The Company contributed $1,228,385, $1,206,986 and $967,962 to the plan for the years ended September 30, 2005, 2004 and 2003, respectively.

Donald L. Kasun

Leonard G. Rogers

PERFORMANCE GRAPH

The following performance graph compares the performance of the Company’s Common Stock for each month in the five-year period ended September 30, 2005, to the Center for Research in Securities Prices of the University of Chicago Graduate School of Business (“CRSP”) index for the Amex Stock Market (United States Companies) and a peer group index.  The peer group index’s returns have been weighted based on market capitalization (see Note B to the performance graph).  The performance graph assumes a $100 investment in the Company’s Common Stock, and in each of the indices, on September 30, 2000, and a reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return of
Cruzan International, Inc.,
The Amex Stock Market Index, and
Peer Group Index

The Peer Group Index is comprised of the following companies: Brown-Forman Corporation (Class B Shares), The Chalone Wine Group, Ltd., Constellation Brands, Inc., MGP Ingredients, Inc., Penford Corporation, Pyramid Breweries, Inc., Redhook Ale Brewery, Incorporated, Scheid Vineyards Inc., Cruzan International, Inc. and Triarc Companies Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of September 30, 2005. All outstanding awards relate to the Company’s Common Stock.  For additional information about the Company’s equity compensation plans, see Note 12 to the Company’s consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved by Security Holders (1)	312,500	$8.13	—

Equity Compensation Plans Approved by Security Holders (2)	548,250	12.55	304,000

Equity Compensation Plans Not Approved by Security Holders	60,000	9.06	—

Total	920,750	$10.82	304,000

(1)          All of the shares reported in this row reflect stock options granted under the Company’s 1992 Employee Stock Option Plan, as amended.

(2)          All of the shares reported in this row reflect stock options granted under the Company’s 2004 Employee Stock Option Plan.

PRINCIPAL STOCKHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

The following tables set forth information at December 2, 2005 with respect to the beneficial ownership of shares of Common Stock by (i) the directors of the Company, (ii) the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers on September 30, 2005, (iii) all executive officers and directors of the Company, as a group, and (iv) each person known to the Company to beneficially own more than 5% of the shares of Common Stock outstanding.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

Name of Executive Officer or Director	Number of Shares	Presently Exercisable Options(1)	Total Beneficial Ownership	Percentage Owned(2)
Jay S. Maltby	13,667	125,000	138,667	2.0%
Ezra Shashoua	120	20,000	20,120		*
Thomas A. Valdes	1,209	107,500	108,709	1.6%
D. Chris Mitchell	6,051	54,374	60,425		*
Ousik Yu	24,205	59,374	83,579	1.2%
Donald L. Kasun(3)	—	—	—	—
Edward F. McDonnell(4)	1,200	60,000	61,200		*
Leonard G. Rogers(5)	1,209	—	1,209		*
Mats Andersson	—	—	—	—
Ola Salmén	—	—	—	—
Ketil Eriksen	—	—	—	—
Lisa Derman	—	—	—	—
All executive officers and directors as a group (12 persons)	47,661	426,248	473,909	6.6%

Name and Address of Other Beneficial Owners	Number of Shares		Presently Exercisable Options(1)	Total Beneficial Ownership		Percentage Owned(2)
The Absolut Spirits Company, Incorporated (7) 1370 Avenue of the Americas New York, New York 10019	4,294,583	(6)	—	4,294,583	(6)	63.6%

(1)               The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules of the Commission, and the information provided under those rules is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days after December 2, 2005, including through the exercise of options granted under the Company’s 1992 Employee Stock Option Plan and 2004 Stock Option Plan (“Presently Exercisable Options”). The inclusion of shares covered by Presently Exercisable Options, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of Common Stock listed as owned by such person or entity. Unless otherwise stated, the address for each executive officer or Director is the Company’s principal office, 222 Lakeview Avenue, Suite 1500, West Palm Beach, Florida 33401.

(2)               Number of shares outstanding consists of the 6,748,992 shares of Common Stock outstanding at November 15, 2005, plus any shares subject to Presently Exercisable Options held by the person in question.

(3)               Mr. Kasun’s address is 1080 N. Ocean Boulevard, Palm Beach, Florida 33480.

(4)               Mr. McDonnell’s address is The Premier Group, 10 Office Park Road, Suite 212, Hilton Head Island, South Carolina 29928.

(5)               Mr. Rogers’ address is 575 Island Drive, Palm Beach, Florida 33480.

(6)               ASCI has reported in a Schedule 13D/A that, as of September 26, 2005, it beneficially owned, and had sole voting and investment power with respect to, 4,294,583 shares of the Company’s Common Stock.

(7)               ASCI is a wholly-owned subsidiary of V&S, a company incorporated in Sweden and wholly-owned by the Kingdom of Sweden.

Change in Control

On June 3, 2005, the Company announced that Angostura, the Company’s then controlling stockholder, had entered into a Stock Purchase Agreement with V&S pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  V&S subsequently assigned its rights in the Stock Purchase Agreement to ASCI.  The purchase and sale closed on September 26, 2005.

On July 8, 2005, the Company announced that ASCI had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of ASCI would merge with and into the Company, and each issued share of Company common stock not owned by Angostura would be converted into the right to receive $28.37 in cash.

On September 30, 2005, the Company, ASCI,  and Cruzan Acquisition, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ASCI (“Sub”), entered into an Agreement and Plan of Merger.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into the Company, with the Company continuing as the surviving corporation.

On December 1, 2005, the Company filed a preliminary proxy statement and other relevant documents concerning the Commission and intends to call a Special Meeting of its stockholders to vote on the Merger.

Pursuant to the Merger Agreement, all fees and expenses incurred in connection with the Merger will be paid by the party incurring those expenses, whether or not the Merger is completed.  The Merger Agreement also provides that upon a termination in specified circumstances, the Company must pay a termination fee of $3 million to ASCI.  In addition, if ASCI terminates the Merger Agreement in specified circumstances, the Company would be obligated to reimburse ASCI for all of its documented out-of-pocket expenses actually incurred up to a maximum of $1.5 million in connection with the Merger Agreement or the Merger.  The termination fee is subject to a credit for any expense reimbursement paid and no expense reimbursement shall be due if the Company has previously paid the termination fee.

Pursuant to a letter agreement entered into between Angostura and certain of the Company’s management on June 2, 2005, Angostura agreed to pay to certain of the Company’s management an aggregate amount of $9 million if the sale of Angostura’s controlling interest in the Company to ASCI were completed.  Although this sale was completed on September 26, 2005, as of December 16, 2005, this payment has not been made.  This payment is not the obligation of the Company and was negotiated between certain members of management and the former majority owner without the participation of or ratification by the Company’s board of directors or any committee thereof and does not affect the Company’s balance sheet or cash flow statement.  However, under Staff Accounting Bulletin 107 issued by the Commission relating to accounting for expenses or liabilities paid by principal stockholder(s), this expected payment by Angostura was treated as an expense of the Company in the statement of operations, and as a contribution to additional paid-in capital on the balance sheet.

Item 13.  Certain Relationships and Related Transactions

Each of the Company and Mr. McDonnell owns a 45% interest in Premier Wines & Spirits, Ltd. (“Premier”).  The Company had sales to Premier during Fiscal 2005 of approximately $2,540,000, of which approximately $548,000 is included in trade receivables as of September 30, 2005.  Also, the Company has advanced $787,019 and Mr. McDonnell has advanced $587,019 to Premier; the amount of the Company’s advance is included in investments and advances to equity investees as of September 30, 2005.

On October 10, 2003, the Company entered into a Distribution Agreement with V&S.  Pursuant to the terms of the agreement, V&S acts as the sole and exclusive distributor for Cruzan products in Denmark, Finland, Norway, Sweden, Estonia, Poland, Czech Republic, Slovakia, Canada and all global duty free and travel retail arkets other than those located in the U.S., Caribbean, Bermuda, Philippines and Israel.  V&S pays the Company a royalty in an amount equal to 50% of V&S’ revenue from the sale of the Company’s products excluding all taxes, excise duties, rebates and discounts, less (i) V&S’ selling costs, and (ii) the purchase price paid for the Company’s products, which are sold at cost.  In addition, the Distribution Agreement provides that the Company will share in 50% of the advertising and promotion costs in promoting Cruzan Rum.

During the year ended September 30, 2005, the Company had sales to V&S under the Distribution Agreement of $829,828, of which $354,920 is included in accounts receivable.  Also, the Company incurred $1,016,479 of advertising and promotion costs related to the Distribution Agreement, of which $596,861 is included in accrued expenses.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements for the years ended September 30, 2005 and 2004 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladery, Inc. during those periods.

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$378,425	$325,219
Audit-Related Fees (2)	18,111	11,258
Tax Service Fees (3)	193,601	134,375
Subtotal	590,137	470,852

All Other Fees (4)	37,450	135,835
Total	$627,587	$606,687

(1)                                  Audit Fees – Audit fees billed to the Company by McGladrey & Pullen, LLP for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)                                  Audit-Related Fees – Audit-related fees billed to the Company by McGladrey & Pullen, LLP include fees related to the audit of the Company’s employee benefit plan, accounting consultations and due diligence procedures related to merger and acquisition activity.

(3)                                  Tax Service Fees – Tax service fees billed to the Company by RSM McGladrey, Inc. include fees related to the preparation of the Company’s original and amended tax returns, claims for refunds, payment-planning services and tax advice related to employee benefit plans and merger and acquisition activity.

(4)                                  All Other Fees – All other fees billed to the Company by McGladrey & Pullen, LLP and its affiliate RSM McGladery, Inc. include fees related to the design of the Company’s employee benefit plans, review of S-2 filing and assistance with response to the Commission comment letter.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee has determined that the provision of non-audit services by McGladrey & Pullen, LLP and its affiliate RSM McGladery, Inc. is compatible with maintaining McGladrey & Pullen, LLP’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  Financial Statements and Financial Statement Schedules

See “Index to Financial Statements and Financial Statement Schedules.”

(b)                                 Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on the 16th day of December, 2005.

CRUZAN INTERNATIONAL, INC.

By:	/s/ Jay S. Maltby
Jay S. Maltby, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay S. Maltby	Chief Executive Officer and President	December 16, 2005
Jay S. Maltby	(Principal Executive Officer)

/s/ Ezra Shashoua	Executive Vice President and Chief Financial Officer	December 16, 2005
Ezra Shashoua	(Principal Financial and Accounting Officer)

/s/ Ola Salmén	Chairman of the Board	December 16, 2005
Ola Salmén

/s/ Mats Andersson	Director	December 16, 2005
Mats Andersson

/s/ Lisa Derman	Director	December 16, 2005
Lisa Derman

/s/ Ketil Eriksen	Director	December 16, 2005
Ketil Eriksen

/s/ Donald L. Kasun	Director	December 16, 2005
Donald L. Kasun

/s/ Edward F. McDonnell	Director	December 16, 2005
Edward F. McDonnell

/s/ Leonard G. Rogers	Director	December 16, 2005
Leonard G. Rogers

CRUZAN INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

		Page
a)	Financial Statements
	Report of Independent Registered Public Accounting Firm	46
	Consolidated balance sheets as of September 30, 2005 and 2004	47
	Consolidated statements of operations for the years ended September 30, 2005, 2004 and 2003	49
	Consolidated statements of stockholders’ equity for the years ended September 30, 2005, 2004 and 2003	50
	Consolidated statements of cash flows for the years ended September 30, 2005, 2004 and 2003	51
	Notes to consolidated financial statements	53
b)	Financial Statement Schedule
	Report of Independent Registered Public Accounting Firm	74
	Schedule II Valuation and Qualifying Accounts	75

	All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the notes to the Company’s consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cruzan International, Inc.

West Palm Beach, Florida

We have audited the consolidated balance sheets of Cruzan International, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cruzan International, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
West Palm Beach, Florida
November 18, 2005, except for (ii) of Note 9 and
Note 21, as to which the date is December 16, 2005

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Cruzan International, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2005 and 2004

Assets	2005	2004
Current Assets
Cash and cash equivalents	$3,565,282	$3,617,582
Short-term investments	219,994	216,246
Trade receivables	22,657,463	17,970,125
Other receivables	2,958,822	2,448,611
Inventories	31,282,808	29,162,496
Notes receivable, current maturities	597,976	3,559,409
Deferred income taxes	1,650,000	981,000
Other current assets	2,637,185	3,195,781
Total current assets	65,569,530	61,151,250

Investments in and Advances to Equity Investees	2,514,807	2,232,285

Notes Receivable, less current maturities	305,252	411,060

Notes Receivable from Affiliates, less current maturities	250,000	375,000

Property and Equipment, less accumulated depreciation 2005 $61,016,561; 2004 $56,716,805	38,283,133	39,949,850

Goodwill	20,524,404	20,524,404

Trademarks	904,304	893,648

Deferred Loan Costs	260,609	634,910

Deferred Income Taxes	3,007,000	—

Other Assets	2,130,089	1,660,219

	$133,749,128	$127,832,626

See Notes to Consolidated Financial Statements.

Liabilities and Stockholders’ Equity	2005	2004
Current Liabilities
Current maturities of long-term debt	$—	$4,000,000
Accounts payable	12,946,544	11,868,947
Accrued expenses	7,217,927	4,726,253

Total current liabilities	20,164,471	20,595,200

Long-Term Debt, less current maturities	28,600,000	25,674,240

Deferred Income Taxes	—	648,000

Other Liabilities	1,332,379	1,091,248
	50,096,850	48,008,688
Commitments

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 2,500,000 shares, no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 2005 6,847,256 and 2004 6,437,719 shares	68,473	64,377
Additional paid-in capital	43,393,682	28,916,707
Retained earnings	40,927,903	51,580,634
	84,390,058	80,561,718
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	83,652,278	79,823,938

	$133,749,128	$127,832,626

Cruzan International, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003

Sales	$133,469,581	$121,983,473	$120,819,993
Less excise taxes	26,978,901	25,567,774	30,375,700
Net sales	106,490,680	96,415,699	90,444,293
Cost of goods sold	71,755,734	66,767,722	59,313,613
Gross profit	34,734,946	29,647,977	31,130,680
Selling, general and administrative expenses	38,309,226	33,227,358	25,065,978
Payment to be made by principal stockholder	9,000,000	—	—
Operating income (loss)	(12,574,280)	(3,579,381)	6,064,702
Other income (expense):
Interest income	311,455	371,183	709,429
Interest expense	(2,728,475)	(2,226,011)	(3,376,539)
Equity in income of equity investees	282,522	352,662	323,177
Other, net	168,299	481,063	(1,273,941)
	(1,966,199)	(1,021,103)	(3,617,874)

Income (loss) before income taxes	(14,540,479)	(4,600,484)	2,446,828
Income tax expense (benefit):
Current	436,252	(340,087)	(1,257,202)
Deferred	(4,324,000)	(3,352,000)	301,000
	(3,887,748)	(3,692,087)	(956,202)
Net income (loss)	$(10,652,731)	$(908,397)	$3,403,030
Net income (loss) per common share:
Basic	$(1.65)	$(0.16)	$0.61

Diluted	$(1.65)	$(0.16)	$0.60
Common shares and equivalents outstanding:
Basic	6,451,672	5,800,931	5,574,456

Diluted	6,451,672	5,800,931	5,644,432

See Notes to Consolidated Financial Statements.

Cruzan International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2005, 2004 and 2003

	Common Stock		Additional		Treasury Stock		Total
	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Shares Acquired	Amount	Stockholders’ Equity

Balance, October 1, 2002	5,669,434	$56,694	$18,664,449	$49,086,001	99,200	$(737,780)	$67,069,364
Issuance of common stock	17,000	170	138,955	—	—	—	139,125
Net income	—	—	—	3,403,030	—	—	3,403,030
Balance, September 30, 2003	5,686,434	56,864	18,803,404	52,489,031	99,200	(737,780)	70,611,519
Issuance of common stock	751,285	7,513	10,113,303	—	—	—	10,120,816
Net loss	—	—	—	(908,397)	—	—	(908,397)
Balance, September 30, 2004	6,437,719	64,377	28,916,707	51,580,634	99,200	(737,780)	79,823,938
Issuance of common stock, net of transaction costs of $214,570	409,537	4,096	5,476,975	—	—	—	5,481,071
Payment to be made by principal stockholder	—	—	9,000,000	—	—	—	9,000,000
Net loss	—	—	—	(10,652,731)	—	—	(10,652,731)
Balance, September 30, 2005	6,847,256	$68,473	$43,393,682	$40,927,903	99,200	$(737,780)	$83,652,278

See Notes to Consolidated Financial Statements.

Cruzan International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$(10,652,731)	$(908,397)	$3,403,030
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Payment to be made by principal stockholder	9,000,000	—	—
Depreciation	4,876,966	5,106,463	5,385,736
Amortization of trademarks	87,845	40,200	40,200
Deferred loan costs included in interest	588,809	308,904	299,004
Gain on sale of investments	—	—	(71,574)
Gain on sale of property and equipment	(8,039)	(281,541)	(155,848)
Equity in income of equity investees	(282,522)	(352,662)	(323,177)
Deferred income taxes	(4,324,000)	(3,352,000)	301,000
Changes in assets and liabilities (Increase) decrease in:
Receivables	(5,197,549)	(1,672,323)	(2,543,933)
Inventories	(2,120,312)	(497,601)	(809,970)
Other assets	558,596	(476,613)	(817,540)
Increase (decrease) in:
Accounts payable	1,077,597	5,580,516	2,237,052
Accrued expenses	2,491,674	888,508	614,452
Other liabilities	241,131	(911,513)	191,302
Net cash provided by (used in) operating activities	(3,662,535)	3,471,941	7,749,734

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	196,592	567,192	82,370
Principal payments received on notes receivable	3,192,241	523,081	119,075
Purchase of property and equipment	(3,398,802)	(5,285,352)	(3,385,470)
Disbursement for notes receivable	—	—	(10,000)
Purchase of short-term investments	—	—	(1,380,553)
Redemption of short-term investments	—	1,602,770	3,721,547
Advance to equity investees	—	—	(270,000)
Other assets	(572,119)	(582,408)	(92,567)
Net cash used in investing activities	(582,088)	(3,174,717)	(1,215,598)

	2005	2004	2003
Cash Flows From Financing Activities
Net borrowings (payments) under line of credit arrangements	$3,100,000	$(17,500,000)	$(1,500,000)
Proceeds from issuance of common stock	5,695,641	10,120,816	139,125
Disbursements for loan costs	(214,508)	(77,686)	—
Cost of issuance of common stock	(214,570)	—	—
Principal payments on long-term borrowings	(4,174,240)	(4,141,377)	(4,201,392)
Net cash provided by (used in) financing activities	4,192,323	(11,598,247)	(5,562,267)

Net increase (decrease) in cash and cash equivalents	(52,300)	(11,301,023)	971,869

Cash and cash equivalents:
Beginning	3,617,582	14,918,605	13,946,736
Ending	$3,565,282	$3,617,582	$14,918,605

Supplemental Disclosures of Cash Flow Information Cash payments (refunds) for:
Interest	$2,108,102	$1,946,229	$3,390,213

Income taxes, net of refunds	$417,752	$(1,320,708)	$(515,663)

Supplemental Schedule of Noncash Investing and Financing Activities
Note receivable exchanged for equity investment	$—	$—	$500,000

See Notes to Consolidated Financial Statements.

Cruzan International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                                  Nature of Business and Significant Accounting Policies

Nature of business:  Cruzan International, Inc. (the “Company”), is a leading producer and supplier of rum, brandy, wine and spirits to other beverage alcohol manufacturers; produces, imports and markets premium branded spirits; bottles beverage alcohol and other beverages on a contract basis and under private labels; and produces vinegar and cooking wine.  The Company operates four production facilities in the United States and one in St. Croix, United States Virgin Islands and purchases certain products for resale.  In May 2005, the Company changed its name from Todhunter International, Inc. to Cruzan International, Inc.

Ownership:  On June 3, 2005, the Company announced that Angostura, Ltd. (“Angostura”), the Company’s then controlling stockholder, had entered into a Stock Purchase Agreement with  V&S Vin & Sprit AB, a Swedish-based international wine and spirits company (“V&S”), pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  V&S subsequently assigned its rights in the Stock Purchase Agreement to The Absolut Spirits Company, Inc., a Delaware corporation (“ASCI”), its wholly-owned subsidiary.  The purchase and sale closed on September 26, 2005.

On July 8, 2005, the Company announced that ASCI had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of ASCI would merge with and into the Company, and each issued share of Company common stock not owned by Angostura would be converted into the right to receive $28.37 in cash (the “ASCI Proposal”).

On September 30, 2005, the Company, ASCI, and Cruzan Acquisition, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ASCI (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

Subsequent to September 30, 2005, the Company filed a preliminary proxy statement and other relevant documents concerning the ASCI Proposal with the United States Securities and Exchange Commission (“SEC”) and intends to call a Special Meeting of its stockholders to vote on the Merger.

Pursuant to the Merger Agreement, all fees and expenses incurred in connection with the Merger will be paid by the party incurring those expenses, whether or not the Merger is completed.  The Merger Agreement also provides that upon a termination in specified circumstances, the Company must pay a termination fee of $3,000,000 to ASCI.  In addition, if ASCI terminates the Merger Agreement in specified circumstances, the Company would be obligated to reimburse ASCI for all of its documented out-of-pocket expenses actually incurred up to a maximum of $1,500,000 in connection with the Merger Agreement or the Merger.  The termination fee is subject to a credit for any expense reimbursement paid and no expense reimbursement shall be due if the Company has previously paid the termination fee.

Pursuant to a letter agreement entered into between Angostura and certain of the Company’s management, on June 2, 2005, Angostura agreed to pay to certain of the Company’s management, an aggregate amount of $9 million if the sale of Angostura’s controlling interest in the Company to ASCI were completed.  Although this sale was completed on September 26, 2005, as of December 16, 2005, this payment has not been made.  This payment is not the obligation of the Company and was negotiated between certain members of management and the former majority owner without the participation of ratification by the Company’s board of directors or any committee thereof and does not affect the Company’s balance sheet or cash flow statement.  However, under Staff Accounting Bulletin 107 issued by the Securities and Exchange commission relating to accounting for expenses or liabilities paid by principal stockholder(s), this expected payment by Angostura was treated as an expense of the Company in the statement of operations, and as a contribution to additional paid-in capital on the balance sheet.

A summary of the Company’s significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Cruzan International, Inc. and all of its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates:  The preparation of financial statements in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Investment in Equity Investees:  Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.  Under the equity method of accounting, the Company’s share of the net income or (loss) of the investee is recognized as income or (loss) in the Company’s statement of operations and added to or deducted from the investment account, and dividends received from the investee are treated as a reduction of the investment account.

Property and equipment:  Property and equipment is stated at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of depreciable assets.  Estimated lives are as follows:

Years
Land improvements	3 – 20
Buildings and improvements	3 – 40
Machinery and equipment	3 – 20

Trademarks:  Amortization of trademarks held are computed on the straight-line basis over the estimated lives of the trademarks.  Estimated lives are three to forty years (see Note 7).

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts shown below:

	2005	2004	2003
Net income (loss), as reported	$(10,652,731)	$(908,397)	$3,403,030
Compensation costs, net of income taxes	(335,057)	—	(266,886)
Net income (loss), pro forma	$(10,987,788)	$(908,397)	$3,136,144
Earnings (loss) per common share
As reported (Basic)	$(1.65)	$(0.16)	$0.61

As reported (Diluted)	(1.65)	(0.16)	0.60

Pro forma (Basic)	(1.70)	(0.16)	0.56

Pro forma (Diluted)	(1.70)	(0.16)	0.55

The pro forma effects are determined as if compensation costs were recognized using the fair value based accounting method.  The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1999, and 2005, respectively: expected price volatility of 29 percent, 30 percent and 25 percent, risk-free interest rates of 4.50 percent, 4.50 percent and 4.27 percent; and a 0 percent dividend yield.  The weighted-average fair value of options granted during 2005 was $5.74.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (SFAS 123R).  On April 15, 2005, the SEC amended its rule regarding the effective date of SFAS 123R, thereby delaying the effective date for the Company to its fiscal year beginning October 1, 2005.  SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No. 123, Accounting for Stock-Based Compensation.  As a result, pro forma compensation expense, as reflected above, may not be indicative of future expense to be recognized under SFAS 123R.  The effect of adoption of SFAS 123R on the Company’s financial position or results of operations has not yet been determined.

Intangible assets:  As of October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment.  As required by SFAS 142, the Company has completed the goodwill impairment test and has concluded that there was no impairment to goodwill as of and for the years ended September 30, 2005 and 2004.

Advertising costs:  Advertising costs are charged to expense as incurred.  Advertising costs were $3,833,168, $2,841,768 and $589,648 for the years ended September 30, 2005, 2004, and 2003, respectively.

Reclassifications:  Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation with no effect on net income (loss) or stockholders’ equity.

Note 2.                                  Inventories

The major components of inventories as of September 30, 2005 and 2004 are:

	2005	2004
Finished goods	$16,045,708	$15,155,035
Work in process	2,256,553	2,668,698
Raw materials and supplies	12,980,547	11,338,763
	$31,282,808	$29,162,496

Note 3.                                  Notes Receivable

Notes receivable consist of the following as of September 30, 2005 and 2004:

	2005	2004
8% note, collateralized by real property, monthly principal and interest payments of $10,313 through April 2009	$384,447	$473,538
Other	26,694	32,586
	411,141	506,124
Less current maturities	105,889	95,064
	$305,252	$411,060

Note 4.                                  Notes Receivable From Affiliates

Notes receivable from affiliates consist of the following as of September 30, 2005 and 2004:

	2005	2004
6% note, unsecured from British Fidelity Holdings Limited, an affiliate through common ownership. Monthly principal and interest payments of $20,000 due through July 2005, with remaining balance of $3,305,560 due in August 2005. This note was assigned by British Fidelity Holdings, Ltd. to Angostura, Ltd. The Company is expecting to receive payment in full for this note in January 2006.	$242,087	$3,339,345
1.99% note, unsecured from CL World Brands Limited, an affiliate through common ownership. Interest due annually. Principal payments of $125,000 due annually beginning June 2005 through June 2008. The Company is expecting to receive payment in full for this note in January 2006.	500,000	500,000
	742,087	3,839,345
Less current maturities	492,087	3,464,345
	$250,000	$375,000

Note 5.                                  Trade Credits

The Company entered into an agreement with a corporate trading company to receive trade credits upon installment deliveries of ready-to-drink beverages (“products”) from buyers obtained by the corporate trading company.  The Company has $500,000 as of September 30, 2005 and 2004, included in other current assets on the accompanying consolidated balance sheets.  Additionally, the Company has $1,163,269 and $1,176,809 as of September 30, 2005 and 2004, respectively, included in other assets, on the accompanying consolidated balance sheets.  Earned trade credits must be utilized by June 30, 2008 and are subject to terms as more specifically defined in the agreement.

Note 6.                                  Property and Equipment

The major classifications of property and equipment as of September 30, 2005 and 2004 are:

	2005	2004
Land	$4,946,585	$5,086,665
Land improvements	1,456,563	1,441,513
Buildings and improvements	19,661,147	18,427,963
Machinery and equipment	72,235,318	70,529,938
	98,299,613	95,486,079
Less accumulated depreciation	61,016,561	56,716,805
	37,283,052	38,769,274
Construction in progress	1,000,081	1,180,576
	$38,283,133	$39,949,850

Note 7.                                  Trademarks and Deferred Loan Costs

Trademarks and deferred loan costs consist of the following as of September 30, 2005 and 2004:

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred Loan Costs	$2,021,977	$1,761,368	$1,807,469	$1,172,559

Trademarks	$1,499,500	$595,196	$1,400,999	$507,351

Amortization charged to trademarks were $87,845 for 2005 and $40,200 for 2004 and 2003.  Amounts charged to interest expense for deferred loan costs were $588,809, $308,904 and $299,004, for the fiscal years ended 2005, 2004 and 2003, respectively.

Estimated aggregate amortization of deferred loan costs and trademarks for each of the next five years is as follows:

Year Ending
September 30,	Amount
2006	$353,376
2007	92,767
2008	59,767
2009	46,017
2010	30,293

Note 8.                                  Accrued Expenses

Accrued expenses consist of the following as of September 30, 2005 and 2004:

	2005	2004
Accrued payroll and related expenses	$3,396,611	$2,276,572
Accrued trade expenses	1,372,461	1,555,197
Other	2,448,855	894,484
	$7,217,927	$4,726,253

Note 9.                                  Financing Arrangements

Long-term debt consists of the following as of September 30, 2005 and 2004:

	2005	2004
Term loans under a credit agreement (i) and (ii), interest payable monthly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The interest rate as of September 30, 2005 was 6.92%. Future minimum quarterly principal installments of $1,000,000 through January 31, 2006 with any remaining balance due on January 31, 2006	$24,000,000	$28,000,000
Revolving loans under a credit agreement (i) and (ii), interest payable quarterly based on either the Eurodollar or prime rate at the Company’s option, plus an applicable margin as defined in the agreement. The blended interest rate as of September 30, 2005 was 6.91%. The revolving lines of credit terminate in January 2006	4,600,000	1,500,000
Other	—	174,240
	28,600,000	29,674,240
Less current maturities	—	4,000,000
	$28,600,000	$25,674,240

(i)             In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  During March 2004, the credit agreement was amended to reduce the revolving loan facility to $15 million.  In December 2004, the maturity date of the credit agreement was modified to January 31, 2006.  The credit agreement is collateralized principally by all assets located in the United States of America.  Under this credit agreement, the Company has certain limitations in its ability to pay dividends to stockholders.  Also, the Company is required to maintain certain financial covenants under the credit agreement.

(ii)          The credit agreement was due to expire in January 2006.  In December 2005, the Company entered into a loan arrangement with V&S to refinance the credit agreement with a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are nonamortizing and have no financial covenant requirements.  Since the proceeds of the notes were used to repay the loans under the credit agreement, the amounts outstanding as of September 30, 2005 have been classified as long-term debt.

Note 10.                           Income Taxes

Income tax expense (benefit) consists of the following for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Current income tax expense (benefit):
Federal	$406,833	$(361,033)	$(1,239,995)
State	29,419	20,946	(17,207)
	436,252	(340,087)	(1,257,202)
Deferred income tax expense (benefit):
Federal	(3,394,806)	(2,789,000)	371,000
State	(929,194)	(563,000)	(70,000)
	(4,324,000)	(3,352,000)	301,000

Total income tax benefit	$(3,887,748)	$(3,692,087)	$(956,202)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following as of September 30, 2005 and 2004:

	2005	2004
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$383,000	$336,000
Differences related to anticipated future accruals and allowances	1,141,000	488,000
Net operating loss carryforwards which expire beginning in 2024	8,671,000	5,069,000
Deferred compensation	320,000	240,000
	10,515,000	6,133,000
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	3,467,000	3,974,000
Goodwill, principally due to differences in amortization	2,391,000	1,826,000
	5,858,000	5,800,000
Net deferred income tax assets	$4,657,000	$333,000

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as of September 30, 2005 and 2004 as follows:

	2005	2004

Noncurrent assets (liabilities)	$3,007,000	$(648,000)
Current assets	1,650,000	981,000
	$4,657,000	$333,000

No valuation allowance has been recorded as of September 30, 2005 or 2004.

Income tax expense (benefits) differed from the amounts computed by applying the statutory federal income tax rate to income before income taxes as a result of the following for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Computed “expected” tax expense (benefit)	$(4,943,763)	$(1,564,165)	$831,922
Effect of payment to be made by principal stockholder	3,060,000	—	—
Effect of income tax subsidy on earnings of Virgin Islands subsidiary	(1,251,458)	(1,396,853)	(1,224,205)
Effect of extraterritorial deduction on income tax	(224,549)	(305,292)	(251,188)
Other	(527,978)	(425,777)	(312,731)
Total income tax benefits	$(3,887,748)	$(3,692,087)	$(956,202)

Generally, the income of the Company’s Bahamian subsidiary is not subject to United States income taxes and there are no income taxes in the Commonwealth of the Bahamas.  Certain passive income of the Company’s Bahamian subsidiary is subject to United States income taxes.

The Virgin Islands subsidiary, through the Industrial Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings on a basic and diluted basis for the years ended September 30, 2005, 2004 and 2003, respectively, is as follows:

	2005	2004	2003
Basic	$0.19	$0.24	$0.22
Diluted	0.19	0.24	0.22

With respect to the Company’s foreign subsidiaries, no provision has been made for taxes, which would result from the remittance of such undistributed earnings as the Company intends to reinvest these earnings indefinitely.  The Company’s aggregate share of undistributed earnings of its foreign subsidiaries was approximately $47.5 million and $43.7 million as of September 30, 2005 and 2004, respectively.  The undistributed earnings of the Company’s foreign subsidiaries have been reduced by any previously taxed income.

Note 11.                           Commitments

Leases:  The Company occupies office space under noncancelable operating leases, which expire through December 2006.  One of the leases contains two renewal options of five years each.

Future minimum lease payments under these noncancelable operating leases, as of September 30, 2005 are as follows:

Year Ending September 30,	Amount
2006	$396,432
2007	99,108
$495,540

Rent expense for office space (including the Company’s share of common area expenses, real estate and sales taxes) amounted to $520,778, $503,519 and $484,782 for the years ended September 30, 2005, 2004 and 2003, respectively.

Event sponsorship:  In 2004, the Company entered into a noncancelable agreement with an entertainer to promote one of the Company’s trademarked products.  The agreement covers the calendar years 2005 through 2007 with total fees amounting to $4,271,745, of which $1,058,500 has been paid as of September 30, 2005.

Note 12.                           Stock Options

At September 30, 2005, the Company has two stock option plans for the grant of options to key employees.  As permitted under accounting principles generally accepted in the United States, the Company accounts for these plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of the grant.

On February 24, 2005, the Company granted 549,000 options (which leaves 304,000 options available for future issuance) at an exercise price of $12.55 per share which was the fair value at that date, and these options had an expiration date occurring in ten years.  Options granted vest quarterly over four years.  The Company has received a total of $9,413, $300,625 and $139,125 upon the exercise of stock options for 750, 37,000 and 17,000 shares for the years ended September 2005, 2004 and 2003, respectively.

A reconciliation of the Company’s stock option activity, and related information, for the years ended September 30, 2005, 2004 and 2003 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	372,500	$8.28	409,500	$8.26	542,500	$8.69
Granted	549,000	12.55
Exercised	(750)	12.55	(37,000)	8.13	(17,000)	8.13
Forfeited	—	—	—	—	(116,000)	10.26
Outstanding, end of year	920,750	$10.82	372,500	$8.28	409,500	$8.26
Exercisable, end of year	474,647	$9.20	372,500	$8.28	342,500	$8.29

The following table summarizes information about the stock options as of September 30, 2005:

	Number	Number
	Outstanding at	Exercisable at
	September 30,	September 30,	Expiration
Exercise Price	2005	2005	Date
$8.1250	87,500	87,500	February 2006
$8.1250	225,000	225,000	May 2008
$9.0625	60,000	60,000	December 2008
$12.550	548,250	102,147	February 2015
	920,750	474,647

Note 13.                           Segment and Geographic Information

The Company operates primarily in the beverage alcohol industry in the United States.  The Company reports its operating results in four operating segments:

Bulk Alcohol Products (rum, citrus brandy, citrus spirits, cane spirits, fortified citrus wine, purchased distilled products and byproducts)

Premium Branded Spirits (primarily Cruzan Estate Rums and Cruzan Flavored Rums)

Bottling Operations (contract bottling services and private label products)

Vinegar and Cooking Wine (bulk vinegar, bulk cooking wine, vinegar stock and proprietary and private label case goods)

Corporate Operations (includes certain expenses of the Company’s executive offices that are not allocated to the operating segments described above)

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.  The Company evaluates the performance of its operating segments based on income before income taxes, equity in income of equity investees, interest income and expense.  Material intersegment sales and transfers have been eliminated.

Net sales, operating income (loss), identifiable assets, depreciation and amortization, capital expenditures and goodwill for the Company’s operating segments as of and for the years ended September 30, 2005, 2004 and 2003 are as follows:

(in thousands)	2005	2004	2003
Net Sales
Bulk Alcohol Products	$40,377	$37,249	$35,203
Premium Branded Spirits	32,921	26,846	20,808
Bottling Operations	12,982	11,911	14,278
Vinegar and Cooking Wine	20,211	20,410	20,155
	$106,491	$96,416	$90,444
Operating Income (Loss)
Bulk Alcohol Products	$9,324	$9,021	$11,432
Premium Branded Spirits	(7,274)	(7,569)	(2,271)
Bottling Operations	(3,086)	(3,904)	(1,901)
Vinegar and Cooking Wine	2,471	3,041	4,190
Corporate Operations	(14,009)	(4,168)	(5,385)
	$(12,574)	$(3,579)	$6,065
Identifiable Assets
Bulk Alcohol Products	$63,804	$64,412	$73,795
Premium Branded Spirits	16,818	9,200	7,573
Bottling Operations	26,664	28,113	25,409
Vinegar and Cooking Wine	18,675	19,025	19,786
Corporate Operations	7,788	7,083	12,736
	$133,749	$127,833	$139,299
Depreciation and Amortization
Bulk Alcohol Products	$2,633	$2,912	$3,243
Premium Branded Spirits	175	123	101
Bottling Operations	1,613	1,561	1,499
Vinegar and Cooking Wine	499	475	482
Corporate Operations	45	75	101
	$4,965	$5,146	$5,426
Capital Expenditures
Bulk Alcohol Products	$1,606	$2,726	$1,424
Premium Branded Spirits	167	256	131
Bottling Operations	1,509	2,123	1,620
Vinegar and Cooking Wine	117	174	125
Corporate Operations	—	6	85
	$3,399	$5,285	$3,385
Goodwill
Bulk Alcohol Products	$9,471	$9,471	$9,471
Premium Branded Spirits	—	—	—
Bottling Operations	—	—	—
Vinegar and Cooking Wine	11,053	11,053	11,053
Corporate Operations	—	—	—
	$20,524	$20,524	$20,524

Sales and operating income for the years ended September 30, 2005, 2004, and 2003 and identifiable assets as of the end of each period classified by geographic area, were as follows:

		U. S. Virgin
		Islands and
	United States	the Bahamas	Consolidated
September 30, 2005:
Net sales	$92,326,603	$14,164,077	$106,490,680
Operating income (loss)	(17,224,728)	4,650,448	(12,574,280)
Identifiable assets	104,485,867	29,263,261	133,749,128
September 30, 2004:
Net sales	$83,853,764	$12,561,935	$96,415,699
Operating income (loss)	(7,541,160)	3,961,779	(3,579,381)
Identifiable assets	96,022,415	31,810,211	127,832,626
September 30, 2003:
Net sales	$78,742,549	$11,701,744	$90,444,293
Operating income	2,497,645	3,567,057	6,064,702
Identifiable assets	93,848,452	45,450,621	139,299,073

Included in net sales for the United States are export sales, primarily to Eastern Europe, Canada and the Caribbean, totaling approximately $5,460,000, $8,000,000 and $6,300,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Note 14.                           Defined Contribution Retirement Plan

The Company has a defined contribution retirement plan which covers substantially all employees.  Generally, employer contributions to the plan begin to vest to the benefit of the participant after three years of service.  Participants are immediately vested in any elective contributions and related earnings, if any.  Participants are entitled, upon retirement, to their vested portion of the retirement fund assets.  The Company contributed $1,228,385, $1,206,986 and $967,962 to the plan for the years ended September 30, 2005, 2004 and 2003, respectively.

Note 15.                           Supplemental Executive Retirement Plan

During 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The Company has entered into life insurance contracts to provide future cash proceeds in connection with these liabilities.  The plan is an unfunded plan within the meaning of Statement of Financial Accounting Standard No. 132.

The obligations and funded status as of September 30, 2005 and 2004 are:

	2005	2004
Benefit obligation at beginning of year	$173,863	$—
Service cost	280,016	154,097
Interest cost	51,498	19,766
Benefit obligation at end of year	$505,377	$173,863

Funded status	$(505,377)	$(173,863)

Net amount recognized	$505,377	$173,863

Amounts recognized in the balance sheet as of September 30, 2005 and 2004 are:

Accrued benefit cost	$505,377	$173,863

The accumulated benefit obligation and fair value of plan assets as of September 30, 2005 and 2004 are:

Accumulated benefit obligation	$505,377	$173,863

Fair value of plan assets	$—	$—

The components of net periodic benefit cost consist of the following for the year ended September 30, 2005 and 2004:

Service cost	$280,016	$154,097
Interest cost	51,498	19,766
Net periodic benefit cost	$331,514	$173,863

The discount rate used to determine benefit obligations and net periodic benefit costs was 6%.

Future benefit payments, which reflect expected future service, are as follows:

Year Ending
September 30,
2006	$—
2007	—
2008	—
2009	76,517
2010	76,517
2011 through 2015	526,973

Note 16.                           Investment in Premier Wines & Spirits, Ltd.

In 1997, the Company acquired a 45% interest in Premier Wines & Spirits, Ltd., (“Premier”), a wholesale liquor distributor in the United States Virgin Islands, for $450,000.  This investment is being accounted for using the equity method.  The Company had sales to Premier of approximately $2,540,000, $2,099,000 and $2,345,000 for the years ended September 30, 2005, 2004 and 2003, respectively.  Included in trade receivables is approximately $548,000 and $668,000 as of September 30, 2005 and 2004, respectively, related to these sales.  The Company had outstanding advances to Premier of $787,019 as of September 30, 2005 and 2004, which are included in investments in and advances to equity investees.  These advances are unsecured and bear interest at 6.0%.  Interest payments are due monthly or on demand in accordance with the terms of the agreement.  Principal is payable on demand.  Included in the Company’s retained earnings are undistributed earnings of Premier of $1,809,075 and $1,661,322 as of September 30, 2005 and 2004, respectively.

Note 17.                           Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amounts approximate fair values as of September 30, 2005 and 2004 for cash and cash equivalents, short-term investments, trade receivables, other receivables and accounts payable because of the short-term maturities of those instruments.

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

	Carrying Amount		Fair Value
	2005	2004	2005	2004
Financial assets:
Notes receivable, including notes receivable from affiliates	$1,153,228	$4,345,469	$1,174,467	$4,364,971
Financial liabilities:
Long-term debt	$28,600,000	$29,674,240	$28,600,000	$29,674,240

Note 18.                           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period:

	2005	2004	2003
Net income (loss)	$(10,652,731)	$(908,397)	$3,403,030
Determination of shares:
Weighted average number of common shares outstanding	6,451,672	5,800,931	5,574,456
Shares issuable on exercise of stock options, net of shares assumed to be repurchased	—	—	69,976
Average common shares outstanding for diluted computation	6,451,672	5,800,931	5,644,432
Net income (loss) per common share:
Basic	$(1.65)	$(0.16)	$0.61
Diluted	$(1.65)	$(0.16)	$0.60

The effect of stock options have not been included for the years ended September 30, 2005 and 2004, as their effect would have been anti-dilutive.

Note 19.                           Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(In thousands, except per share and gross margin data)
September 30, 2005:
Net sales	$24,192	$25,512	$27,792	$28,995
Gross profit	8,075	8,856	8,958	8,846
Gross margin	33.4%	34.7%	32.2%	30.5%
Net income (loss)	149	(71)	(256)	(10,475)
Net income (loss) per share:
Basic	0.02	(0.01)	(0.04)	(1.55)
Diluted	0.02	(0.01)	(0.04)	(1.55)

September 30, 2004:
Net sales	$22,442	$22,040	$25,485	$26,449
Gross profit	7,577	8,329	7,966	5,776
Gross margin	33.8%	37.8%	31.3%	21.8%
Net income (loss)	851	1,118	(225)	(2,652)
Net income (loss) per share:
Basic	0.15	0.20	(0.04)	(0.42)
Diluted	0.15	0.20	(0.04)	(0.42)

September 30, 2003:
Net sales	$20,964	$21,825	$23,088	$24,567
Gross profit	6,049	8,269	8,530	8,282
Gross margin	28.9%	37.9%	36.9%	33.7%
Net income (loss)	(1,492)	1,428	1,892	1,575
Net income (loss) per share:
Basic	(0.27)	0.26	0.34	0.28
Diluted	(0.27)	0.25	0.34	0.28

The fourth quarter September 30, 2005 net loss includes the $9 million expense for the payment to be made by principal stockholder.

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

Note 21.                           Subsequent Event

In October 2001, the Company entered into a $70 million credit agreement with Wachovia Bank, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  The credit agreement was due to expire in January 2006.  In December 2005, the Company entered into a loan arrangement with V&S to refinance the credit agreement with a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are nonamortizing and have no financial covenant requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Cruzan International, Inc.

West Palm Beach, Florida

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statements Schedule II for the years ended September 30, 2005, 2004, and 2003 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
November 18, 2005, except for
(ii) of Note 9 and Note 21 as to
which the date is December 16, 2005

CRUZAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended September 30,
	2005	2004	2003
Inventory Reserve:
Balance, beginning of period	$17,279	$214,028	$413,546
Charged to costs and expenses	510,000	486,495	851,990

Deductions	(527,279)	(683,244)	(1,051,508)
Balance, end of period	$—	$17,279	$214,028

CRUZAN INTERNATIONAL, INC.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Todhunter International, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Todhunter International, Inc. (11)
3.3	Amended and Restated By-Laws of Todhunter International, Inc. (2)
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

10.22(d)	Modification of Credit Agreement, dated June 29, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, and Wachovia Bank, N.A. (7)
10.22(e)	Modification of Credit Agreement and Waiver, dated December 20, 2004, by and among Todhunter International, Inc., SouthTrust Bank, acting as lender and Agent, and Wachovia Bank, N.A. (8)
10.22(f)	Modification of Credit Agreement ,Waiver and Consent, dated August 15 , 2005, by and between Cruzan International, Inc., and Wachovia Bank, N.A. (11)
10.22(g)	$30 Million Term Promissory Note dated December 14, 2005 between Cruzan International, Inc. (as borrower) and V&S Vin & Sprit, AB (as lender) (10)
10.22(h)	$10 Million Revolving Promissory Note dated December 14, 2005 between Cruzan International, Inc. (as borrower) and V&S Vin & Sprit, AB (as lender) (10)
10.22(i)	Letter Agreement dated June 2, 2005 by and among Angostura Ltd. and Jay Maltby, Ezra Shashoua and Tom Valdes (11)
11.1	Statement of Computation of Per Share Earnings (9)
20.1	Earnings press release for the three-month period and year ended September 30, 2005 (11)
21.1	Subsidiaries of Cruzan International, Inc. (6)
23.1	Consent of McGladrey & Pullen, LLP (11)
31.1	Certification of Jay S. Maltby, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (11)
31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (11)
32.1	Certification of Jay S. Maltby, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (11)
32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (11)

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

(8)                                  Incorporated herein by reference to the Company’s Current Quarterly Report on Form 10-K for the quarter ended December 31, 2004.

(9)                                  Filed herewith and incorporated herein by reference to Note 18 of notes to consolidated financial statements, included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

(10)                            Incorporated herein by reference to the Company’s Current Report on Form 8-K for December 14, 2005.

(11)                            Filed herewith.