Form 10-Q
period 2005-12-31
CRUZAN INTERNATIONAL, INC.
filed 2006-02-13
CIK 98544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes   ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of February 3, 2006 was 6,748,992.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No  ☒

CRUZAN INTERNATIONAL, INC.

* Item is omitted because answer is negative or item is inapplicable.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,811,918	$3,565,282
Short-term investments	219,257	219,994
Trade receivables	19,516,187	22,657,463
Other receivables	4,476,975	2,958,822
Inventories	32,659,122	31,282,808
Notes receivable, current maturities	555,088	597,976
Deferred income taxes	1,779,000	1,650,000
Other current assets	2,815,658	2,637,185
Total current assets	66,833,205	65,569,530

LONG-TERM INVESTMENTS AND RECEIVABLES
Investments in and advances to equity investees	2,552,309	2,514,807
Notes receivable, less current maturities	512,614	555,252
	3,064,923	3,070,059

PROPERTY AND EQUIPMENT	99,282,234	99,299,694
Less accumulated depreciation	62,227,606	61,016,561
	37,054,628	38,283,133

GOODWILL	20,524,404	20,524,404
TRADEMARKS	881,127	904,304
DEFERRED LOAN COSTS	—	260,609
DEFERRED INCOME TAXES	4,091,500	3,007,000
OTHER ASSETS	2,172,268	2,130,089
	$134,622,055	$133,749,128

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(Unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt (with stockholder)	$38,000,000	$—
Accounts payable	9,081,715	12,946,544
Accrued expenses	5,350,847	7,217,927
Total current liabilities	52,432,562	20,164,471

LONG-TERM DEBT, less current maturities	—	28,600,000

OTHER LIABILITIES	1,577,026	1,332,379
	54,009,588	50,096,850

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; no shares issued	—	—
Common stock, par value $.01 per share; authorized 10,000,000 shares; issued 6,848,192 shares December 31, 2005 and 6,847,256 shares September 30, 2005	68,482	68,473
Additional paid-in capital	43,516,304	43,393,682
Retained earnings	37,765,461	40,927,903
	81,350,247	84,390,058
Less cost of 99,200 shares of treasury stock	(737,780)	(737,780)
	80,612,467	83,652,278
	$134,622,055	$133,749,128

*From audited financial statements.

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Sales	$34,348,191	$30,181,243
Less excise taxes	5,901,687	5,989,050
Net sales	28,446,504	24,192,193

Cost of goods sold	21,746,198	16,117,201
Gross profit	6,700,306	8,074,992

Selling, general and administrative expenses	10,281,002	8,306,010
Operating (loss)	(3,580,696)	(231,018)

Other income (expense):
Interest income	28,700	98,019
Interest expense	(853,728)	(592,668)
Equity in income of equity investee	37,502	32,291
Other, net	52,478	79,107
	(735,048)	(383,251)

(Loss) before income taxes	(4,315,744)	(614,269)

Income tax expense (benefit):
Current	60,198	59,141
Deferred	(1,213,500)	(822,500)
	(1,153,302)	(763,359)

Net income (loss)	$(3,162,442)	$149,090

Earnings (loss) per common share:
Basic	$(0.47)	$0.02
Diluted	$(0.47)	$0.02

Common shares and equivalents outstanding:
Basic	6,748,717	6,338,519
Diluted	6,748,717	6,458,198

See Notes to Consolidated Financial Statements.

CRUZAN INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,162,442)	$149,090
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock options	110,884	—
Depreciation	1,232,834	1,220,500
Amortization of trademarks and other assets	23,175	10,050
Amortization of deferred loan costs	260,609	84,463
Equity in income of equity investees	(37,502)	(32,291)
Deferred income taxes	(1,213,500)	(822,500)
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	1,623,123	1,837,052
Inventories	(1,376,314)	(1,266,110)
Other current assets	(178,473)	97,414
Increase (decrease) in:
Accounts payable	(3,864,829)	(1,537,039)
Accrued expenses	(1,867,080)	(2,473,959)
Other liabilities	244,647	172,679
Net cash used in operating activities	(8,204,868)	(2,560,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on notes receivable	85,526	36,079
Purchase of property and equipment	(171,542)	(649,864)
Advance to equity investee	—	(250,000)
Other	125,773	21,430
Net cash provided by (used in) investing activities	$39,757	$(842,355)

	Three Months Ended December 31,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit	$3,400,000	$4,100,000
Proceeds from issuance of common stock	11,747	—
Proceeds from long-term borrowings	30,000,000	—
Disbursements for loan costs	—	(109,000)
Principal payments on long-term borrowings	(24,000,000)	(1,047,621)
Net cash provided by financing activities	9,411,747	2,943,379

Net increase (decrease) in cash and cash equivalents	1,246,636	(459,627)

Cash and cash equivalents:
Beginning	3,565,282	3,617,582
Ending	$4,811,918	$3,157,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$577,232	$423,949
Income taxes	$52,300	$27,710

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

At December 31, 2005, the Company has two stock option plans for the grant of options to key employees.  On February 24, 2005, the Company granted 549,000 options (which leaves 304,000 options for future issuance) at an exercise price of $12.55 per share which was the fair value at that date, and these options have an expiration date occurring in ten years.  These options vest quarterly over a four-year period.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment.  SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Beginning October 1, 2005, the Company adopted SFAS No. 123R, using the modified prospective method, which requires the fair value of the stock options to be expensed during the vesting period.  During the quarter ended December 31, 2005, the Company’s stock option expense was $110,884.  There would be no stock option expense recognized had the Company accounted for stock options in accordance with SFAS No. 123R for the three months ended December 31, 2004. The Company estimates that the stock option expense for its fiscal year ended September 30, 2006 will be approximately $444,000.

Note 2.       Inventories

The major components of inventories are:

	December 31, 2005	September 30, 2005
	(Unaudited)

Finished goods	$16,633,703	$16,045,708
Work in process	1,039,614	2,256,553
Raw materials and supplies	14,985,805	12,980,547

	$32,659,122	$31,282,808

Note 3.       Financing Arrangements

Long-term debt consists of the following as of December 31, 2005:

Term promissory note, unsecured, interest based on the six-month LIBOR rate, plus a margin of 0.90%. The interest rate at December 31, 2005 was 5.56%. Principal balance due December 15, 2006.	$30,000,000

Revolving loans under a revolving promissory note agreement, unsecured, interest based on the applicable LIBOR rate, plus a margin of 0.90%. The blended interest rate at December 31, 2005 was 5.36%. The revolving promissory note agreement terminates on December 15, 2006.	8,000,000
38,000,000
Less current maturities	38,000,000
$—

In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  During March 2004, the credit agreement was amended to reduce the revolving loan facility to $15 million.  In December 2004, the maturity of the credit agreement was modified to January 31, 2006.

In December 2005, the Company entered into a loan arrangement with V&S consisting of a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are non-amortizing and have no financial covenant requirements.  The Company used the proceeds of these notes to refinance its previous credit agreement.

Note 4.       Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the average common shares outstanding.  On a diluted basis, shares outstanding are adjusted to assume the exercise of stock options.

	Three Months Ended December 31,
	2005	2004

Net income (loss)	$(3,162,442)	$149,090
Determination of shares:
Weighted average number of common shares outstanding	6,748,717	6,338,519
Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds	*	119,679
Average common shares outstanding for diluted earnings per share computation	6,748,717	6,458,198

Earnings (loss) per common share:
Basic	$(0.47)	$0.02
Diluted	$(0.47)	$0.02

*The effect of stock options has not been included, as their effect would have been anti-dilutive.

The Company’s Virgin Islands subsidiary, through the Economic Development Commission of the Government of the Virgin Islands of the United States, has received a 90% exemption from income taxes on operating income.  This exemption is effective through September 2020.  The per share effect of this exemption on earnings (on a diluted basis) was to increase earnings per share by $0.04 and $0.06 for the three months ended December 31, 2005 and 2004, respectively.

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

Net sales and operating (loss) for the Company’s reportable segments for the three months ended December 31, 2005 and 2004, were as follows:

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Net Sales
Bulk Alcohol Products	$11,104	$9,943
Premium Branded Spirits	5,769	5,817
Bottling Operations	6,608	2,908
Vinegar and Cooking Wine	4,966	5,524
	$28,447	$24,192

Operating Income (Loss)
Bulk Alcohol Products	$1,816	$3,571
Premium Branded Spirits	(3,729)	(1,984)
Bottling Operations	(556)	(1,176)
Vinegar and Cooking Wine	274	569
Corporate Operations	(1,386)	(1,211)
	$(3,581)	$(231)

Note 6.       Supplemental Executive Retirement Plan

During the second quarter of fiscal 2004, the Company’s Compensation and Stock Option Committee approved a supplemental executive retirement plan for certain key executives of the Company.  The Company has entered into life insurance contracts to provide future cash proceeds in connection with these liabilities.  The plan is an unfunded plan within the meaning of SFAS No. 132 Employers Disclosures about Pensions and Other Post Retirement Benefits.  The net periodic benefit cost for the three months ended December 31, 2005 and 2004, was as follows:

	Three Months Ended December 31,
	2005	2004
Service cost	$70,005	$66,041
Interest cost	8,400	3,936

Net periodic benefit cost	$78,405	$70,004

Note 7.       Income Taxes

The Company incurred losses for income tax purposes from its U.S. operations of $4.9 million and $2.0 million in the first quarter of 2005 and 2004, respectively.  The Company has recorded an income tax benefit in the Company’s consolidated statement of operations and an asset on the Company’s consolidated balance sheet.

Note 8.       Change of Control and Merger Agreement

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains “Forward-Looking Statements,” as defined in section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company.  Some Forward-Looking Statements may be identified by use of such terms as “believes,” “anticipates,” “intends” or “expects.”  Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements.  For information concerning these factors and related matters, see “Risks that May Affect Future Results” in Item 7, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  The Company undertakes no obligation to update or revise any Forward-Looking Statements, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting (i) consolidated results of operations of the Company for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.  Certain amounts presented in this Item 2 have been rounded to the nearest thousand or hundred thousand, as applicable, but the percentages calculated are based on actual amounts without rounding.

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

Results of Operations

Tables 1 and 2 below set forth statement of operations items as a percentage of net sales and information on net sales, gross profit (loss) and operating income (loss) by operating segment.

Table 1 – Statement of Operations as a Percent of Net Sales

	Three Months Ended December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	76.4	66.6
Gross margin	23.6	33.4
Selling, general and administrative expenses	36.1	34.4
Operating (loss)	(12.5)	(1.0)
Interest expense	(3.0)	(2.4)
Other income, net	0.3	0.9
Loss before income taxes	(15.2)	(2.5)
Income tax benefit	4.1	3.1
Net income (loss)	(11.1)%	0.6%

Table 2 – Net Sales, Gross Profit (Loss) and Operating Income (Loss) by Operating Segment

	Three Months Ended December 31,
	2005	2004
Net Sales
Bulk alcohol products	$11,104	$9,943
Premium branded spirits	5,769	5,817
Bottling operations	6,608	2,908
Vinegar and cooking wine	4,966	5,524
	$28,447	$24,192

Gross Profit (Loss)
Bulk alcohol products	2,917	4,673
Premium branded spirits	2,691	2,641
Bottling operations	76	(481)
Vinegar and cooking wine	1,016	1,242
	$6,700	$8,075

Operating Income (Loss)
Bulk alcohol products	1,816	3,571
Premium branded spirits	(3,729)	(1,984)
Bottling operations	(556)	(1,176)
Vinegar and cooking wine	274	569
Corporate operations	(1,386)	(1,211)
	$(3,581)	$(231)

Table 3 below provides unit sales volume data for certain Company products.

Table 3 – Unit Sales Volume Data

	Three Months Ended December 31,
	2005	2004
	(in thousands )

Bulk alcohol products:
Distilled products, in proof gallons
Citrus Brandy	416	364
Citrus Spirits	113	195
Rum	1,604	1,415
Cane Spirits	139	111
Fortified wine, in gallons	3,241	2,880
Premium branded spirits, in cases	134	140
Bottling operations, in cases	816	580
Vinegar
Bulk, in 100 grain gallons	938	1,249
Cases	136	164
Drums, in 100 grain gallons	319	257
Cooking Wine
Bulk, in gallons	661	603
Cases	147	211

Three months ended December 31, 2005 compared to three months ended December 31, 2004.  Unless otherwise noted, references to 2005 represent the three-month period ended December 31, 2005 and references to 2004 represent the three-month period ended December 31, 2004.

Net Sales. Net sales were $28.4 million in 2005, an increase of 17.6% from net sales of $24.2 million in 2004.

Net sales of bulk alcohol products were $11.1 million in 2005, an increase of 11.7% from net sales of $9.9 million in 2004.  The increase in net sales resulted primarily from increased shipments of citrus brandy, rum, cane spirits and fortified wine, offset by decreased shipments of citrus spirits.  The increase in shipments of bulk alcohol products was due to the timing of customer orders.  The Company’s customers often purchase bulk alcohol products in significant quantities, and accordingly, the size and timing of purchase orders and product shipments can cause operating results to fluctuate significantly from quarter to quarter.  In 2005, unit sales of the Company’s fortified wine products increased 12.5% compared to 2004, although the average selling price for the Company’s fortified wine decreased 1.4%.  The average selling prices for these bulk alcohol products decreased due to management lowering prices as a result of increased competition from other producers.

Net sales of premium branded spirits were $5.8 million in 2005, a decrease of 0.8% from net sales of $5.8 million in 2004.  Sales of the Company’s Cruzan Estate Rums and Cruzan Flavored Rums increased 1.9% in 2005 compared to 2004.  Sales of Cruzan Rum were up only 1.9% due to one competitive suppliers aggressive wholesaler incentive program during the quarter and a reduction of our inventories at the wholesaler level.  Sales of Cruzan Estate Rums and Cruzan Flavored Rums have increased from $2.2 million in fiscal 1996 to $25.5 million in fiscal 2005.  During this time, the Cruzan brand has been recognized as one of the fastest growing brands in the spirits industry by Impact Databank and Adams Liquor Handbook, two leading beverage industry publications.  In addition, the Cruzan Rums have won numerous tasting awards from several prestigious beverage industry organizations, including The American Tasting Institute, The Beverage Tasting Institute and the San Francisco World Spirits Competition.  Since January 2003, several of the Company’s competitors have introduced their own lines of flavored rum products into the marketplace, which, in certain fiscal quarters, has negatively impacted the level of sales growth of Cruzan Flavored Rums.  Some of the Company’s competitors in the rum and flavored rum categories have significantly greater financial and other resources than the Company, which could adversely affect the Company’s sales growth of Cruzan Estate Rums and Cruzan Flavored Rums. As a response to such increased competition, and in order to provide further impetus to the growth of Cruzan Estate Rums and Cruzan Flavored Rums, management significantly increased its marketing budget in fiscal 2004 and fiscal 2005 in an effort to support the continued growth of the Company’s Cruzan brand.  This increase in marketing expenses has increased the operating loss for this business segment in fiscal 2004 and fiscal 2005.  Management intends to continue to increase expenditures in fiscal 2006 to maintain the growth of the Cruzan Rum brand.

Net sales of the Company’s bottling operations were $6.6 million in 2005, an increase of 127.2% from net sales of $2.9 million in 2004.  The unit volume of the Company’s bottling operations increased 40.8% in 2005, and average unit prices increased 61.4%.  The primary reason for the increase in the average price per case was the addition in July 2005 of a new Type A bottling customer for which the Company supplies raw materials in addition to a bottling charge.  The contract with this Type A customer is for five years, expiring July 2010, but can be terminated within 180 days during the first year and within 90 days during each year thereafter.  The Company expects to produce approximately 750,000 cases per year under this contract.

Net sales of vinegar and cooking wine were $5.0 million in 2005, a decrease of 10.1% from net sales of $5.5 million in 2004.  The decrease in shipments of certain vinegar and cooking wine products was due to the discontinuance of certain cooking wine and juice products of approximately $0.7 million, offset by increases due to the timing of customer orders.  In 2005, total unit sales of vinegar and cooking wine decreased 11.4% compared to 2004, and the average selling price per unit increased 1.5%.  The average selling prices of vinegar and cooking wine increased due to a change in product mix.

Gross Profit. Gross profit was $6.7 million in 2005, a decrease of 17.0% from gross profit of $8.1 million in 2004.  During 2005, bulk alcohol gross profit decreased $1.8 million as a result of increased citrus raw material costs; bottling operations gross profit improved $0.6 million as a result of increased volume; and vinegar and cooking wine gross profit decreased $0.2 million due to decreased volume.  Gross margin decreased to 23.6% in 2005 from 33.4% in 2004 as a result of increased raw material costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.3 million in 2005, an increase of 23.8% from $8.3 million in 2004.  The increase was primarily attributable to increased administrative, marketing and advertising expenses of $1.8 million in the Company’s premium branded spirits business as the Company continues to place emphasis on this growing business segment.  During 2005, the Company has increased its selling, general and administrative expenses in its premium branded spirits segment in an effort to maintain the continued growth of the Company’s Cruzan brand.  Also in 2005, the Company recognized $0.1 million of stock option expense in accordance with SFAS No. 123R.

Operating Loss.  Table 2 sets forth the operating loss by reportable segment of the Company for 2005 and 2004.  The Company’s operating loss was $3.6 million in 2005, as compared to an operating loss of $0.2 million in 2004.  The Company’s premium branded spirits segment had operating losses of $3.7 million in 2005 and $2.0 million in 2004.  The operating losses reflect the Company’s continuing efforts to increase market share by reinvesting this and other segments’ gross profits in selling and marketing expenses.

The Company’s bottling operations segment reported an operating loss of $0.6 million in 2005 and $1.2 million in 2004.  The Company’s bottling operations had operating losses in recent fiscal years as a result of a contraction in the ready-to-drink product category, for which the Company is a contract bottler, and in the Company’s private label business as a result of a loss of certain private label bottling customers.

Interest Expense. Interest expense was $0.9 million in 2005 and $0.6 million 2004.  The Company’s borrowings and rates were slightly higher in 2005 compared to 2004.

Income Tax Benefit. During 2005 and 2004, the Company incurred operating losses from its U.S. operations and recorded an income tax benefit of $1.2 million and $0.8 million, respectively.  The Company’s Virgin Islands subsidiary has a 90% exemption from U.S. Virgin Islands income taxes.  The exemption is effective through September 2020.  In addition, the Company benefited from the extraterritorial income exclusion in 2005 and 2004.

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

There are no minimum aging requirements under federal regulations for cane spirits products to be designated rum. However, due to the Company’s high quality standards, the Company ages its Cruzan Estate Rums for two to five years and certain of the Company’s super premium rums are aged up to twelve years. Due to the Company’s own aging requirements, production of Cruzan Estate Rums is scheduled to meet demand two to three years in the future.  Accordingly, inventories are larger in relation to sales and total assets than for other branded spirits companies that do not age their products. Management expects to continue to increase the Company’s inventory of barrel aged rums to meet projected increased sales in the future.

The Company’s contract bottling services business is seasonal.  Demand for contract bottling services is highest from April through October.  During these months the Company’s requirements increase for ingredients, glass bottles, caps, labels, packaging materials and labor.

During fiscal 2005, management increased selling, general and administrative expenses in its premium branded spirits segment in an effort to maintain the growth of the Company’s Cruzan Rum brand.  Management intends to continue to increase expenditures in fiscal 2006 to maintain the growth of the Cruzan Rum brand.  To the extent that the increased expenditures do not result in increased sales of the Cruzan brand, the Company’s short-term liquidity may be adversely affected.  However, management actively monitors sales and expenditures on an ongoing basis, and retains the ability to adjust its level of expenditures in response to market conditions and in order to maintain sufficient liquidity.

Management believes that cash provided by its operating and financing activities will provide adequate resources to satisfy its working capital, liquidity and anticipated capital expenditure requirements for both its short-term and long-term capital needs.

Operating Activities

Net cash used in operating activities in 2005 was $8.2 million, which resulted from $2.8 million in net loss adjusted for noncash items, and $5.4 million representing the net increase in operating assets and liabilities.

Investing and Financing Activities

Net cash provided by investing activities in 2005 was less than $0.1 million, which resulted primarily from principal payments received on notes receivable of $0.1 million, offset by $0.2 million of capital expenditures.

Net cash provided by financing activities in 2005 was $9.4 million, which resulted primarily from proceeds of long-term debt.

In October 2001, the Company entered into a $70 million credit agreement, consisting of a $40 million term loan and a $30 million revolving loan facility.  In March 2004, the revolving loan facility was reduced to $15 million.  The credit agreement was due to expire in January 2006.

In December 2005, the Company entered into a loan arrangement with V&S consisting of a $30 million term promissory note and a $10 million revolving promissory note, both of which are unsecured, bear interest at the applicable LIBOR rate plus 90 basis points and mature on December 15, 2006.  The notes are non-amortizing and have no financial covenant requirements.  The Company used the proceeds of these notes to refinance its previous credit agreement.

The Company’s interest bearing indebtedness was $38.0 million as of December 31, 2005, and its ratio of total debt to equity was 0.67 to 1.

The Company’s share of the undistributed earnings of the Bahamian and Virgin Islands subsidiaries was approximately $47.5 million as of September 30, 2005.  No provision has been made for taxes which would result from the remittance of such undistributed earnings, as the Company intends to reinvest these earnings indefinitely.  See Note 10 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 for additional information on income taxes related to these subsidiaries.

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

Change of Control and Merger Agreement

On June 3, 2005, the Company announced that Angostura, the Company’s then controlling stockholder, had entered into a Stock Purchase Agreement with V&S, pursuant to which V&S agreed to purchase Angostura’s controlling interest in the Company.  Upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, V&S agreed to purchase all 4,294,583 shares of the Company’s common stock beneficially owned by Angostura, representing approximately 63.6% of the Company’s outstanding common stock, for an aggregate consideration of $121,837,320, or $28.37 per share.  V&S subsequently assigned its rights in the Stock Purchase Agreement to ASCI, its wholly-owned subsidiary.  The purchase and sale closed on September 26, 2005.

On July 8, 2005, the Company announced that ASCI had submitted a proposed Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of ASCI would merge with and into the Company, and each issued share of Company common stock not then owned by Angostura would be converted into the right to receive $28.37 in cash.

On September 30, 2005, the Company, ASCI, and Sub, entered into the Merger Agreement.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into the Company, with the Company continuing as the surviving corporation.

On December 1, 2005, the Company filed a preliminary proxy statement and other relevant documents concerning the ASCI Proposal with the Commission and intends to call a Special Meeting of its stockholders to vote on the Merger.

On January 19, 2006, and on February 8, 2006, the Company filed and amended preliminary proxy statement and other relevant documents in response to Commission comments.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements located in Item 8 of its Annual Report on Form 10-K for the year ended September 30, 2005.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The information required under this Item 3 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.  As of December 31, 2005, there have been no material changes to the information provided therein.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and there have been no changes in the Company’s internal controls during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.       Exhibits

11.1	Statement of Computation of Per Share Earnings (1)

20.1	Earnings press release for the three-month period ended December 31, 2005 (2)

31.1	Certification of Jay S. Maltby, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

31.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (2)

32.1	Certification of Jay S. Maltby, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350 (2)

32.2	Certification of Ezra Shashoua, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (2)

(1)

Filed herewith and incorporated herein by reference to Note 4 of notes to consolidated financial statements, included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(2)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2006	/s/ Jay S. Maltby
Jay S. Maltby
Chief Executive Officer and President

Date: February 13, 2006	/s/ Ezra Shashoua
Ezra Shashoua
Executive Vice President and Chief Financial Officer